Form 10-Q
period 1996-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1996-05-14
CIK 887424

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-47668-01

         SOUTHWEST ROYALTIES INSTITUTIONAL 1992-93 INCOME PROGRAM
         Southwest Royalties Institutional Income Fund XI-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2427297
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $     57,901         73,533
  Receivable from Managing General
   Partner                                         104,959         74,521
                                                 ---------      ---------
    Total current assets                           162,860        148,054
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,156,397      2,156,397
  Less accumulated depreciation,
   depletion and amortization                      375,000        315,000
                                                 ---------      ---------
    Net oil and gas properties                   1,781,397      1,841,397
                                                 ---------      ---------
Organization costs, net of
 amortization                                       18,028         20,608
                                                 ---------      ---------
                                              $  1,962,285      2,010,059
                                                 =========      =========
    Liabilities and Partners' Equity

Current liability - Accounts payable          $      5,000          -
                                                 ---------      ---------
Partners' equity:
  General partners                                  (2,619)        (3,600)
  Limited partners                               1,959,904      2,013,659
                                                 ---------      ---------
    Total partners' equity                       1,957,285      2,010,059
                                                 ---------      ---------
                                              $  1,962,285      2,010,059
                                                 =========      =========






PAGE

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Income from net profits interests                   $   132,430     68,389
Interest income from operations                             516        757
                                                        -------    -------
                                                        132,946     69,146
                                                        -------    -------

    Expenses

General and administrative                               16,640     16,098
Depreciation, depletion and
 amortization                                            62,580     53,580
                                                        -------    -------
                                                         79,220     69,678
                                                        -------    -------
Net income (loss)                                   $    53,726       (532)
                                                        =======    =======
Net income (loss) allocated to:

  Managing General Partner                          $    10,468      4,774
                                                        =======    =======
  General partner                                   $     1,163        530
                                                        =======    =======
  Limited partners                                  $    42,095     (5,836)
                                                        =======    =======
    Per limited partner unit                        $      7.77      (1.08)
                                                        =======    =======














PAGE

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $   101,992     69,030
  Cash paid to suppliers                                (11,640)   (12,425)
  Interest received                                         516        821
                                                        -------    -------
    Net cash provided by operating
     activities                                          90,868     57,426
                                                        -------    -------
Cash flows from investing activities:

  Cash received from sale of oil and
   gas properties                                          -         4,013
  Additions to oil and gas properties                      -       (26,957)
                                                        -------    -------
    Net cash used in investing activities                  -       (22,944)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (106,500)   (18,987)
                                                        -------    -------
    Net increase (decrease) in cash
                                                        (15,632)    15,495

Cash and cash equivalents:
  Beginning of period                                    73,533    154,502
                                                        -------    -------
  End of period                                     $    57,901    169,997
                                                        =======    =======

                                                                (continued)











PAGE

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income (loss)
 to net cash provided by operating
 activities:

Net income (loss)                                   $    53,726       (532)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:

  Depletion, depreciation and
   amortization                                          62,580     53,580
  (Increase) decrease in receivables                    (30,438)       705
  Increase in payables                                    5,000      3,673
                                                        -------    -------
Net cash provided by operating
 activities                                         $    90,868     57,426
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on May 5, 1992. The offering of such limited partnership interests began August 20, 1992, as part of a shelf offering registered under the name Southwest Royalties Institutional 1992-93 Income Program. Minimum capital requirements for the Partnership were met on December 10, 1992, with the offering of limited partnership interests concluding April 30, 1993. At the conclusion of the offering of limited partnership interests, 217 limited partners had purchased 5,418 units for $2,709,000.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   17.80     16.84       6%
Average price per mcf of gas              $    1.98      1.61      23%
Oil production in barrels                     6,400     4,600      39%
Gas production in mcf                        57,200    56,600       1%
Income from net profits interests         $ 132,430    68,389      94%
Partnership distributions                 $ 106,500    18,805     466%
Limited partner distributions             $  95,850    17,205     457%
Per unit distribution to limited
 partners                                 $   17.69      3.18     457%
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $132,430 from $68,389 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 94%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 6%, or $.96 per barrel, resulting in an increase of approximately $4,400 in income from net profits interests. Oil sales represented 50% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 46% during the quarter ended March 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 23%, or $.37 per mcf, resulting in an increase of approximately $20,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $25,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,800 barrels or 39% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in an increase of approximately $32,000 in income from net profits interests.

    Gas production increased approximately 600 mcf or 1% during the same period, resulting in an increase of approximately $1,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $33,200. The increase is a result of an acquisition with an effective date of June 1995.

3. Lease operating costs and production taxes were 6% lower, or approximately $5,700 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

Costs and Expenses

Total costs and expenses increased to $79,220 from $69,678 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 14%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $500 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. Depletion expense increased to $60,000 for the quarter ended March 31, 1996 from $51,000 for the same period in 1995. This represents an increase of 18%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $90,900 in the three months ended March 31, 1996 as compared to approximately $57,400 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were none in the three months ended March 31, 1996 as compared to approximately $22,900 in the three months ended March 31, 1995.

Cash flows used in financing activities were approximately $106,500 in the three months ended March 31, 1996 as compared to approximately $19,000 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $106,500 of which $95,850 was distributed to the limited partners and $10,650 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $17.69. Total distributions during the three months ended March 31, 1995 were $18,805 of which $17,205 was distributed to the limited partners and $1,600 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $3.18.

The source for the 1996 distributions of $106,500 was oil and gas operations of approximately $90,900, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $18,805 were oil and gas operations of approximately $57,400 and the sale of oil and gas properties of approximately $4,000, offset by additions to oil and gas properties of approximately $27,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $643,207 have been made to the partners. As of March 31, 1996, $589,657 or $108.83 per limited partner unit has been distributed to the limited partners, representing a 22% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $157,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND XI-A, L.P.
                              a Delaware limited partnership

                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996