Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1996-08-13
CIK 887424

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     48,254          73,533
  Receivable from Managing
   General Partner                                107,793          74,521
                                                ---------       ---------
    Total current assets                          156,047         148,054
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,150,592       2,156,397
  Less accumulated depreciation,
    depletion and amortization                    432,000         315,000
                                                ---------       ---------
    Net oil and gas properties                  1,718,592       1,841,397
                                                ---------       ---------
Organization costs, net                            15,448          20,608
                                                ---------       ---------
                                             $  1,890,087       2,010,059
                                                =========       =========
     Liabilities and Partners' Equity


Partners' equity:
  General partners                           $      1,679          (3,600)
  Limited partners                              1,888,408       2,013,659
                                                ---------       ---------
      Total partners' equity                    1,890,087       2,010,059
                                                ---------       ---------
                                             $  1,890,087       2,010,059
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   109,254    134,931    241,686    203,321
Interest                              711      2,069      1,227      2,826
                                  -------    -------    -------    -------
                                  109,965    137,000    242,913    206,147
                                  -------    -------    -------    -------

     Expenses

General and administrative         11,980     12,982     28,622     29,081
Depreciation, depletion and
  amortization                     59,580     71,580    122,160    125,160
                                  -------    -------    -------    -------
                                   71,560     84,562    150,782    154,241
                                  -------    -------    -------    -------
Net income                    $    38,405     52,438     92,131     51,906
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     8,819     11,162     19,286     15,936
                                  =======    =======    =======    =======
  General Partner             $       980      1,240      2,143      1,771
                                  =======    =======    =======    =======
  Limited Partners            $    28,606     40,036     70,702     34,199
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      5.28       7.39      13.05       6.31
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   208,414    172,800
  Cash paid to suppliers                                (28,622)   (28,906)
  Interest received                                       1,227      2,890
                                                        -------    -------
    Net cash provided by operating
      activities                                        181,019    146,784
                                                        -------    -------
Cash flows from investing activities:

  Cash received from sale of oil
    and gas property interest                             5,805    125,195
  Additions to oil and gas properties                         -    (92,313)
                                                        -------    -------
      Net cash provided investing activities              5,805     32,882
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (212,103)  (168,987)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                       (25,279)    10,679

  Beginning of period                                    73,533    154,502
                                                        -------    -------
  End of period                                     $    48,254    165,181
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $    92,131     51,906

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       122,160    125,160
    Increase in receivables                             (33,272)   (30,457)
    Increase in payables                                      -        175
                                                        -------    -------
Net cash provided by operating
  activities                                        $   181,019    146,784
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund XI-A, L.P. (the Partnership) was organized as a Delaware limited partnership on May 5, 1992. The offering of such limited partnership interests began August 20, 1992, as part of a shelf offering registered under the name Southwest Royalties Institutional 1992-93 Income Program. Minimum capital requirements for the Partnership were met on December 10, 1992 and the offering concluding on April 30, 1993 with total limited partner contributions of $2,709,000.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.58     17.62        17%
Average price per mcf of gas             $    2.12      1.51        40%
Oil production in barrels                    4,700     6,700       (30%)
Gas production in mcf                       52,100    76,400       (32%)
Income from net profits interests        $ 109,254   134,931       (19%)
Partnership distributions                $ 105,603   150,000       (30%)
Limited partner distributions            $ 100,103   138,000       (27%)
Per unit distribution to limited
 partners                                $   18.48     25.47       (27%)
Number of limited partner units              5,418     5,418


Revenues

The Partnership's income from net profits interests decreased to $109,254 from $134,931 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 19%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 17%, or $2.96 per barrel, resulting in an increase of approximately $19,800 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 50% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $.61 per mcf, resulting in an increase of approximately $46,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $66,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,000 barrels or 30% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $41,200 in income from net profits interests.

    Gas production decreased approximately 24,300 mcf or 32% during the same period, resulting in a decrease of approximately $51,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $92,700. The decrease is primarily a result of property sales and surface problems.

3. Lease operating costs and production taxes were 1% lower, or approximately $900 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $71,560 from $84,562 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 15%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,000 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $57,000 for the quarter ended June 30, 1996 from $69,000 for the same period in 1995. This represents a decrease of 17%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that attributed to the decline in expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.97     17.30        10%
Average price per mcf of gas             $    2.13      1.55        37%
Oil production in barrels                   11,000    11,300        (3%)
Gas production in mcf                      105,100   133,100       (21%)
Income from net profits interests        $ 241,686   203,321        19%
Partnership distributions                $ 212,103   168,805        26%
Limited partner distributions            $ 195,953   155,205        26%
Per unit distribution to limited
 partners                                $   36.17     28.65        26%
Number of limited partner units              5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $241,686 from $203,321 for the six months ended June 30, 1996 and 1995, respectively, an increase of 19%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 10%, or $1.67 per barrel, resulting in an increase of approximately $18,900 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the six months ended June 30, 1996 as compared to 49% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 37%, or $.58 per mcf, resulting in an increase of approximately $77,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $96,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 3% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $5,700 in income from net profits interests.

    Gas production decreased approximately 28,000 mcf or 21% during the same period, resulting in a decrease of approximately $59,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $65,300. The decrease is primarily a result of property sales and surface problems.

3. Lease operating costs and production taxes were 3% lower, or approximately $6,600 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $150,782 from $154,241 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 2%. The decrease is the result of a decline in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $500 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $117,000 for the six months ended June 30, 1996 from $120,000 for the same period in 1995. This represents a decrease of 3%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $181,000 in the six months ended June 30, 1996 as compared to approximately $146,800 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $5,800 in the six months ended June 30, 1996 as compared to approximately $32,900 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $212,100 in the six months ended June 30, 1996 as compared to approximately $169,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $212,103 of which $195,953 was distributed to the limited partners and $16,150 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $36.17. Total distributions during the six months ended June 30, 1995 were $168,805 of which $155,205 was distributed to the limited partners and $13,600 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $28.65.

The sources for the 1996 distributions of $212,103 were oil and gas operations of approximately $181,000, the sale of oil and gas properties of approximately $5,800 and the excess capital of $48,070, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $168,805 were oil and gas operations of approximately $146,800 and the sale of oil and gas properties of approximately $125,200, offset by the additions to oil and gas properties of approximately $92,300, resulting in excess cash for contingencies of subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $748,810 have been made to the partners. As of June 30, 1996, $689,760 or $127.31 per limited partner unit has been distributed to the limited partners, representing a 25% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $156,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date: August 12, 1996            By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer