Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1996-11-13
CIK 887424

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     18,552          73,533
  Receivable from Managing
   General Partner                                131,905          74,521
                                                ---------       ---------
    Total current assets                          150,457         148,054
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,150,198       2,156,397
  Less accumulated depreciation,
   depletion and amortization                     485,000         315,000
                                                ---------       ---------
    Net oil and gas properties                  1,665,198       1,841,397
                                                ---------       ---------
Organization costs, net                            11,643          20,608
                                                ---------       ---------
                                             $  1,827,298       2,010,059
                                                =========       =========
     Liabilities and Partners' Equity


Partners' equity:
  General partners                           $     (3,086)         (3,600)
  Limited partners                              1,830,384       2,013,659
                                                ---------       ---------
    Total partners' equity                      1,827,298       2,010,059
                                                ---------       ---------
                                             $  1,827,298       2,010,059
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $    85,587     79,539    327,272    282,860
Interest                              558      1,080      1,785      3,906
Miscellaneous income               41,666       -        41,666       -
                                  -------    -------    -------    -------
                                  127,811     80,619    370,723    286,766
                                  -------    -------    -------    -------

     Expenses

General and administrative         10,795     10,519     39,416     39,600
Depreciation, depletion and
 amortization                      55,123     53,580    177,283    178,740
                                  -------    -------    -------    -------
                                   65,918     64,099    216,699    218,340
                                  -------    -------    -------    -------
Net income                    $    61,893     16,520    154,024     68,426
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     6,782      6,309     26,068     22,245
                                  =======    =======    =======    =======
  General Partner             $       754        701      2,896      2,472
                                  =======    =======    =======    =======
  Limited Partners            $    54,357      9,510    125,060     43,709
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $     10.03       1.76      23.08       8.07
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   311,554    276,760
  Cash paid to suppliers                                (39,416)   (39,600)
  Interest received                                       1,785      3,970
                                                        -------    -------
    Net cash provided by operating
     activities                                         273,923    241,130
                                                        -------    -------
Cash flows from investing activities:

  Cash received from sale of oil
   and gas property interest                              6,199    129,574
  Additions to oil and gas properties                       -      (92,313)
  Refund of organization costs                            1,682       -
                                                        -------    -------
    Net cash provided by investing
     activities                                           7,881     37,261
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (336,785)  (301,971)
                                                        -------    -------
Net decrease in cash and cash equivalents               (54,981)   (23,580)

  Beginning of period                                    73,533    154,502
                                                        -------    -------
  End of period                                     $    18,552    130,922
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   154,024     68,426

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       177,283    178,740
    Increase in receivables                             (57,384)    (6,036)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   273,923    241,130
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund XI-A, L.P. (the Partnership) was organized as a Delaware limited partnership on May 5, 1992. The offering of such limited partnership interests began August 20, 1992, as part of a shelf offering registered under the name Southwest Royalties Institutional 1992-93 Income Program. Minimum capital requirements for the Partnership were met on December 10, 1992 and the offering concluding April 30, 1993 with total limited partner contributions of $2,709,000.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.11     16.08        31%
Average price per mcf of gas             $    1.84      1.59        16%
Oil production in barrels                    5,000     4,700         6%
Gas production in mcf                       50,500    60,400       (16%)
Income from net profits interests        $  85,587    79,539         8%
Partnership distributions                $ 124,682   133,000        (6%)
Limited partner distributions            $ 112,382   119,700        (6%)
Per unit distribution to limited
 partners                                $   20.74     22.09        (6%)
Number of limited partner units              5,418     5,418


Revenues

The Partnership's income from net profits interests increased to $85,587 from $79,539 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 8%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 31%, or $5.03 per barrel, resulting in an increase of approximately $23,600 in income from net profits interests. Oil sales represented 53% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 44% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.25 per mcf, resulting in an increase of approximately $15,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $38,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 300 barrels or 6% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in an increase of approximately $6,300 in income from net profits interests.

    Gas production decreased approximately 9,900 mcf or 16% during the same period, resulting in a decrease of approximately $18,200 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $11,900. The decrease in gas production is a result of property sales and surface problems.

3. Lease operating costs and production taxes were 23% higher, or approximately $21,300 more during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The increase is a result of workover costs incurred in 1996.

Costs and Expenses

Total costs and expenses increased to $65,918 from $64,099 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 3%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $300 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense increased to $53,000 for the quarter ended September 30, 1996 from $51,000 for the same period in 1995. This represents an increase of 4%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.01     16.94        24%
Average price per mcf of gas             $    2.08      1.57        32%
Oil production in barrels                   15,000    15,900        (6%)
Gas production in mcf                      152,000   193,400       (21%)
Income from net profits interests        $ 327,272   282,860        16%
Partnership distributions                $ 336,785   301,805        12%
Limited partner distributions            $ 308,335   274,905        12%
Per unit distribution to limited
 partners                                $   56.91     50.74        12%
Number of limited partner units              5,418     5,418


Revenues

The Partnership's income from net profits interests increased to $327,272 from $282,860 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 16%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 24%, or $4.07 per barrel, resulting in an increase of approximately $64,700 in income from net profits interests. Oil sales represented 50% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 47% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 32%, or $.51 per mcf, resulting in an increase of approximately $98,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $163,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 6% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $18,900 in income from net profits interests.

    Gas production decreased approximately 41,400 mcf or 21% during the same period, resulting in a decrease of approximately $86,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $105,000. The decrease is primarily a result of property sales and surface problems.

3. Lease operating costs and production taxes were 5% higher, or approximately $14,800 more during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $216,699 from $218,340 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 1%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $200 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $170,000 for the nine months ended September 30, 1996 from $171,000 for the same period in 1995. This represents a decrease of 1%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $273,900 in the nine months ended September 30, 1996 as compared to approximately $241,100 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $7,900 in the nine months ended September 30, 1996 as compared to approximately $37,300 in the nine months ended September 30, 1995. The principle sources of the 1996 cash flows from investing activities were the sales of oil and gas properties and the refund of organization costs.

Cash flows used in financing activities were approximately $336,800 in the nine months ended September 30, 1996 as compared to approximately $302,000 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $336,785 of which $308,335 was distributed to the limited partners and $28,450 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $56.91. Total distributions during the nine months ended September 30, 1995 were $301,805 of which $274,905 was distributed to the limited partners and $26,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $50.74.

The source for the 1996 distributions of $336,785 were oil and gas operations of approximately $273,900, the sale of oil and gas properties of approximately $6,200, and the refund of organization costs of approximately $1,700, with the balance. The sources for the 1995 distributions of $301,805 were oil and gas operations of approximately $241,100, the sale of oil and gas properties of approximately $129,600, offset by additions to oil an gas properties of approximately $92,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $873,492 have been made to the partners. As of September 30, 1996, $802,142 or $148.05 per limited partner unit has been distributed to the limited partners, representing a 30% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $150,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Financial Data Schedule
           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996