Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1997-05-14
CIK 887424

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     45,105          6,595
 Receivable from Managing General Partner           82,782        118,399
 Other receivable                                   46,522         57,669
                                                 ---------      ---------
    Total current assets                           174,409        182,663
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,150,198      2,150,198
  Less accumulated depreciation,
   depletion and amortization                      545,000        501,000
                                                 ---------      ---------
    Net oil and gas properties                   1,605,198      1,649,198
                                                 ---------      ---------
Organization costs, net of amortization              6,663          9,153
                                                 ---------      ---------
                                              $  1,786,270      1,841,014
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      4,650            -
 Distribution payable                                  -               20
                                                 ---------      ---------
    Total current liabilities                        4,650             20
                                                 ---------      ---------
Partners' equity:
 General partners                                   (5,392)        (3,468)
 Limited partners                                1,787,012      1,844,462
                                                 ---------      ---------
    Total partners' equity                       1,781,620      1,840,994
                                                 ---------      ---------
                                              $  1,786,270      1,841,014
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Income from net profits interests                   $   102,088    132,430
Interest                                                    250        516
Miscellaneous income                                      6,353        -
                                                        -------    -------
                                                        108,691    132,946
                                                        -------    -------

  Expenses

General and administrative                               17,575     16,640
Depreciation, depletion and amortization                 46,490     62,580
                                                        -------    -------
                                                         64,065     79,220
                                                        -------    -------
Net income                                          $    44,626     53,726
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     7,629     10,468
                                                        =======    =======
 General partner                                    $       847      1,163
                                                        =======    =======
 Limited partners                                   $    36,150     42,095
                                                        =======    =======
  Per limited partner unit                          $      6.67       7.77
                                                        =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   155,205    101,992
 Cash paid to suppliers                                 (12,925)   (11,640)
 Interest received                                          250        516
                                                       --------   --------
  Net cash provided by operating activities             142,530     90,868
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (104,020)  (106,500)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                             38,510    (15,632)

 Beginning of period                                      6,595     73,533
                                                       --------   --------
 End of period                                      $    45,105     57,901
                                                       ========   ========

                                                                (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    44,626     53,726

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depletion, depreciation and amortization               46,490     62,580
  (Increase) decrease in receivables                     46,764    (30,438)
  Increase in payables                                    4,650      5,000
                                                        -------    -------
Net cash provided by operating activities           $   142,530     90,868
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   22.54     17.80      27%
Average price per mcf of gas              $    2.52      1.98      27%
Oil production in barrels                     4,500     6,400     (30%)
Gas production in mcf                        39,800    57,200     (30%)
Income from net profits interests         $ 102,088   132,430     (23%)
Partnership distributions                 $ 104,000   106,500      (2%)
Limited partner distributions             $  93,600    95,850      (2%)
Per unit distribution to limited
 partners                                 $   17.28     17.69      (2%)
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $102,088 from $132,430 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 23%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 27%, or $4.74 per barrel, resulting in an increase of approximately $30,300 in income from net profits interests. Oil sales represented 50% of total oil and gas sales during the quarters ended March 31, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 27%, or $.54 per mcf, resulting in an increase of approximately $30,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $61,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,900 barrels or 30% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $42,800 in income from net profits interests.

    Gas production decreased approximately 17,400 mcf or 30% during the same period, resulting in a decrease of approximately $43,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $86,600. The decrease is primarily a result of property sales and the sharp natural decline of one well.

3. Lease operating costs and production taxes were 6% higher, or approximately $5,300 more during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

Costs and Expenses

Total costs and expenses decreased to $64,065 from $79,220 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 19%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $900 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $44,000 for the quarter ended March 31, 1997 from $60,000 for the same period in 1996. This represents a decrease of 27%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $142,500 in the quarter ended March 31, 1997 as compared to approximately $90,900 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $104,000 in the quarter ended March 31, 1997 as compared to approximately $106,500 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $104,000 of which $93,600 was distributed to the limited partners and $10,400 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $17.28. Total distributions during the quarter ended March 31, 1996 were $106,500 of which $95,850 was distributed to the limited partners and $10,650 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $17.69.

The source for the 1997 distributions of $104,000 was oil and gas operations of approximately $142,500, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $106,500 was oil and gas operations of approximately $90,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,095,492 have been made to the partners. As of March 31, 1997, $1,001,942 or $184.93 per limited partner unit has been distributed to the limited partners, representing a 37% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $169,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997