Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1997-08-15
CIK 887424

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      9,613           6,595
 Receivable from Managing General Partner          60,065         118,399
 Other receivable                                  50,076          57,669
                                                ---------       ---------
    Total current assets                          119,754         182,663
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,150,198       2,150,198
  Less accumulated depreciation,
   depletion and amortization                     578,000         501,000
                                                ---------       ---------
    Net oil and gas properties                  1,572,198       1,649,198
                                                ---------       ---------
Organization costs, net                             4,173           9,153
                                                ---------       ---------
                                             $  1,696,125       1,841,014
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        117               -
 Distribution payable                                   -              20
                                                ---------       ---------
    Total current liabilities                         117              20
                                                ---------       ---------
Partners' equity:
 General partners                                 (11,759)         (3,468)
 Limited partners                               1,707,767       1,844,462
                                                ---------       ---------
    Total partners' equity                      1,696,008       1,840,994
                                                ---------       ---------
                                             $  1,696,125       1,841,014
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $    50,042    109,254    152,129    241,686
Interest                              496        711        746      1,227
Miscellaneous income               13,553          -     19,906          -
                                  -------    -------    -------    -------
                                   64,091    109,965    172,781    242,913
                                  -------    -------    -------    -------

  Expenses

General and administrative         11,212     11,980     28,787     28,622
Depreciation, depletion and
 amortization                      35,490     59,580     81,980    122,160
                                  -------    -------    -------    -------
                                   46,702     71,560    110,767    150,782
                                  -------    -------    -------    -------
Net income                    $    17,389     38,405     62,014     92,131
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     3,539      8,819     11,168     19,286
                                  =======    =======    =======    =======
 General Partner              $       394        980      1,241      2,143
                                  =======    =======    =======    =======
 Limited partners             $    13,456     28,606     49,605     70,702
                                  =======    =======    =======    =======
  Per limited partner unit    $      2.48       5.28       9.16      13.05
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   237,962    208,414
 Cash paid to suppliers                                 (28,670)   (28,622)
 Interest received                                          746      1,227
                                                        -------    -------
  Net cash provided by operating activities             210,038    181,019
                                                        -------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                           -      5,805
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (207,020)  (212,103)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                              3,018    (25,279)

 Beginning of period                                      6,595     73,533
                                                        -------    -------
 End of period                                      $     9,613     48,254
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    62,014     92,131

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               81,980    122,160
  (Increase) decrease in receivables                     65,927    (33,272)
  Increase in payables                                      117       -
                                                        -------    -------
Net cash provided by operating activities           $   210,038    181,019
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.62     20.58       (10%)
Average price per mcf of gas             $    1.98      2.12        (7%)
Oil production in barrels                    3,900     4,700       (17%)
Gas production in mcf                       41,500    52,100       (20%)
Income from net profits interests        $  50,042   109,254       (54%)
Partnership distributions                $ 103,000   105,603        (2%)
Limited partner distributions            $  92,700   100,103        (7%)
Per unit distribution to limited
 partners                                $   17.11     18.48        (7%)
Number of limited partner units              5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $50,042 from $109,254 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 54%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 10%, or $1.96 per barrel, resulting in a decrease of approximately $9,200 in income from net profits interests. Oil sales represented 47% of total oil and gas sales during the quarters ended June 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 7%, or $.14 per mcf, resulting in a decrease of approximately $7,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $16,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 800 barrels or 17% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $14,900 in income from net profits interests.

    Gas production decreased approximately 10,600 mcf or 20% during the same period, resulting in a decrease of approximately $21,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $35,900. The decrease is primarily a result of the sharp natural decline of one well and downtime due to mechanical problems on another well.

3. Lease operating costs and production taxes were 8% higher, or approximately $7,700 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The increase is primarily attributable to the pulling expense incurred on an injector well during 1997.

Costs and Expenses

Total costs and expenses decreased to $46,702 from $71,560 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 35%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $800 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $33,000 for the quarter ended June 30, 1997 from $57,000 for the same period in 1996. This represents a decrease of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.48     18.97         8%
Average price per mcf of gas             $    2.21      2.13         4%
Oil production in barrels                    8,500    11,000       (23%)
Gas production in mcf                       82,600   105,100       (21%)
Income from net profits interests        $ 152,169   241,686       (37%)
Partnership distributions                $ 207,000   212,103        (2%)
Limited partner distributions            $ 186,300   195,953        (5%)
Per unit distribution to limited
 partners                                $   34.39     36.17        (5%)
Number of limited partner units              5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $152,129 from $241,686 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 37%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 8%, or $1.51 per barrel, resulting in an increase of approximately $16,600 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the six months ended June 30, 1997 as compared to 48% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.08 per mcf, resulting in an increase of approximately $8,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $25,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,500 barrels or 23% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $51,200 in income from net profits interests.

    Gas production decreased approximately 22,500 mcf or 21% during the same period, resulting in a decrease of approximately $49,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $100,900. The decrease is primarily a result of property sales, the sharp natural decline of one well and downtime due to mechanical problems on another well.

3. Lease operating costs and production taxes were 7% higher, or approximately $13,000 more during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase is primarily attributable to the pulling expense incurred on an injector well during 1997.

Costs and Expenses

Total costs and expenses decreased to $110,767 from $150,782 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 27%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $77,000 for the six months ended June 30, 1997 from $117,000 for the same period in 1996. This represents a decrease of 34%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $210,000 in the six months ended June 30, 1997 as compared to approximately $181,000 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1997 as compared to approximately $5,800 in the six months ended June 30, 1996.

Cash flows used in financing activities were approximately $207,000 in the six months ended June 30, 1997 as compared to approximately $212,100 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $207,000 of which $186,300 was distributed to the limited partners and $20,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $34.39. Total distributions during the six months ended June 30, 1996 were $212,103 of which $195,953 was distributed to the limited partners and $16,150 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $36.17.

The source for the 1997 distributions of $207,000 was oil and gas operations of approximately $210,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $212,103 were oil and gas operations of approximately $181,000, the sale of oil and gas properties of approximately $5,800 and excess capital of $48,070, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,198,492 have been made to the partners. As of June 30, 1997, $1,094,642 or $202.04 per limited partner unit has been distributed to the limited partners, representing a 40% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $119,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date: August 15, 1997            By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer