Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1997-11-17
CIK 887424

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   11,302          6,595
 Receivable from Managing General Partner          54,800        118,399
  Accounts receivable                             60,000         57,669
  ---------                                   ---------
     Total current assets                         126,102        182,663
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,150,198      2,150,198
  Less accumulated depreciation,
   depletion and amortization                     610,000        501,000
                                                ---------      ---------
     Net oil and gas properties                 1,540,198      1,649,198
                                                ---------      ---------

Organization costs, net                             1,683          9,153
                                                ---------      ---------
                                               $1,667,983      1,841,014
                                                =========      =========


Liabilities and Partners' Equity

Current liability - Distribution payable       $      179             20
                                                ---------      ---------
Partners' equity
 General partners                                (12,373)        (3,468)
 Limited partners                               1,680,177      1,844,462
                                                ---------      ---------
     Total partners' equity                     1,667,804      1,840,994
                                                ---------      ---------
                                               $1,667,983      1,841,014
                                                =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $    44,237    85,587     196,366   327,272
Interest                             182       558         928     1,785
Miscellaneous income              12,425    41,666      32,331    41,666
                                  ------   -------     -------   -------
                                  56,844   127,811     229,625   370,723
                                  ------   -------     -------   -------
Expenses

General and administrative        10,558    10,795      39,345    39,416
Depreciation, depletion and
 amortization                     34,490    55,123     116,470   177,283
                                  ------   -------     -------   -------
                                  45,048    65,918     155,815   216,699
                                  ------   -------     -------   -------
Net income                   $    11,796    61,893      73,810   154,024
                                  ======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     3,047     6,782      14,215    26,068
                                  ======   =======     =======   =======
 General Partner             $       339       754       1,580     2,896
                                  ======   =======     =======   =======
 Limited Partners            $     8,410    54,357      58,015   125,060
                                  ======   =======     =======   =======
  Per limited partner unit   $      1.55     10.03       10.71     23.08
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  289,965    311,554
 Cash paid to suppliers                              (39,345)   (39,416)
 Interest received                                        928      1,785
                                                      -------    -------

  Net cash provided by operating activities           251,548    273,923
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                         -      6,199
 Refund of organization cost                                -      1,682
                                                      -------    -------

  Net cash provided by investing activities                 -      7,881
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (246,841)  (336,785)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            4,707   (54,981)

 Beginning of period                                    6,595     73,533
                                                      -------    -------
 End of period                                     $   11,302     18,552
=======                                            =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   73,810    154,024

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization             116,470    177,283
 (Increase) decrease in receivables                    61,268   (57,384)
                                                      -------    -------
Net cash provided by operating activities          $  251,548    273,923
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.30     21.11   (18%)
Average price per mcf of gas               $    1.98      1.84      8%
Oil production in barrels                      3,800     5,000   (24%)
Gas production in mcf                         42,500    50,500   (16%)
Income from net profits interests          $  44,237    85,587   (48%)
Partnership distributions                  $  40,000   124,682   (68%)
Limited partner distributions              $  36,000   112,382   (68%)
Per unit distribution to limited partners  $    6.64     20.74   (68%)
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $44,237 from $85,587 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 48%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 18%, or $3.81 per barrel, resulting in a decrease of approximately $19,100 in income from net profits interests. Oil sales represented 44% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 53% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.14 per mcf, resulting in an increase of approximately $7,100 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $12,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 24% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $20,800 in income from net profits interests.

    Gas production decreased approximately 8,000 mcf or 16% during the same period, resulting in a decrease of approximately $15,800 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $36,600. The decrease is primarily attributable to the sharp natural decline on one well, downtime due to mechanical problems and property sales.

3.  Lease   operating  costs  and  production  taxes  were  7%  lower,   or
    approximately $7,500 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $45,048 from $65,918 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 32%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $200 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $32,000 for the quarter ended September 30, 1997 from $53,000 for the same period in 1996. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.49     21.01     (7%)
Average price per mcf of gas               $    2.13      2.08       2%
Oil production in barrels                     12,300    15,000    (18%)
Gas production in mcf                        125,100   152,000    (18%)
Income from net profits interests          $ 196,366   327,272    (40%)
Partnership distributions                  $ 247,000   336,785    (27%)
Limited partner distributions              $ 222,300   308,335    (28%)
Per unit distribution to limited partners  $   41.03     56.91    (28%)
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $196,366 from $327,272 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 40%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 7%, or $1.52 per barrel, resulting in a decrease of approximately $22,800 in income from net profits interests. Oil sales represented 47% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 50% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.05 per mcf, resulting in an increase of approximately $7,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $15,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,700 barrels or 18% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $52,600 in income from net profits interests.

    Gas production decreased approximately 26,900 mcf or 18% during the same period, resulting in a decrease of approximately $57,300 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $109,900. The decrease is primarily attributable to the sharp natural decline on one well, downtime due to mechanical problems and property sales.

3.  Lease  operating  costs  and  production  taxes  were  2%  higher,   or
    approximately $5,600 more during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $155,815 from $216,699 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 28%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $109,000 for the nine months ended September 30, 1997 from $170,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $251,500 in the nine months ended September 30, 1997 as compared to approximately $273,900 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1997 as compared to approximately $7,900 in the nine months ended September 30, 1996.

Cash flows used in financing activities were approximately $246,800 in the nine months ended September 30, 1997 as compared to approximately $336,800 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $247,000 of which $222,300 was distributed to the limited partners and $24,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $41.03. Total distributions during the nine months ended September 30, 1996 were $336,785 of which $308,335 was distributed to the limited partners and $28,450 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $56.91.

The  source  for  the  1997  distributions of  $247,000  was  oil  and  gas operations of approximately $251,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $336,785 were oil and gas operations of approximately $273,900, the change in oil and gas properties of approximately $6,200 and the refund of organization costs of approximately $1,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,238,492 have been made to the partners. As of September 30, 1997, $1,130,642 or $208.68 per limited partner unit has been distributed to the limited partners, representing a 42% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $125,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997