Form 10-K
period 1997-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1998-03-25
CIK 887424

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

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

     The total number of pages contained in this report is 46.  There is no exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             37

                                 Part III

10.  Directors and Executive Officers of the Registrant                 38

11.  Executive Compensation                                             41

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         41

13.  Certain Relationships and Related Transactions                     44

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        45

     Signatures                                                         46

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

The Partnership has acquired interests in producing oil and gas properties and produced and marketed the crude oil and natural gas produced from such properties. In most cases, the Partnership purchased royalty or overriding royalty interests and working interests in oil and gas properties that were converted into net profits interests or other non-operating interests. The Partnership purchased either all or part of the rights and obligations under various oil and gas leases.

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")  and  its  staff  of  130  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

1997  was  another volatile year in the oil market.  Prices ranged  from  a high  of  approximately $26 in the first quarter to  a  low  near  $18  per barrel. Two contributing factors that influence the oil industry are the strength of the economy and activity in the Middle East. Both influenced the supply and demand of oil, and both played roles in price swings this year. Economic expansion throughout the world enabled consumption to surpass 70 million barrels of oil per day. However, early in the year, producing countries failed to make up the difference in supply, placing upward pressure on prices. U.S. production fell slightly in 1997 to average roughly 6.4 million barrels of oil per day. Over the Thanksgiving weekend, OPEC agreed to increase their crude oil production ceiling by approximately 10%, but experts have said that many OPEC countries were already producing beyond their quotas, therefore, capacity is not expected to expand severely. Then on December 4th, the UN Security Council approved a renewal of the Iraqi oil-for-food program. The OPEC agreement and the UN's decision on the oil-for-food program will certainly increase the world supply of oil and most likely depress prices in the near term. However, world demand is expected to continue with strong growth in 1998.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Overall the 1997 average price of natural gas increased nationwide from the 1996 rates. In some areas the increase was as high as 15%. The 1996 and 1997 average prices are by far the highest realized by the industry since 1985. The 1998 average price is expected to remain above the $2.00 per MMBTU level, however some early signs indicate that the prices will be softer in 1998 than they were in 1997. Forecasts for a mild winter and the lack of gas storage withdrawals are fueling speculation that the U.S. has an excess supply of gas thus driving the prices down to the early 1996 levels.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1997          45%          55%
                    1996          48%          52%
                    1995          47%          53%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 37% of the Partnership's total oil and gas production during 1997:
American Processing 24%, and Navajo Refining Company, Inc. 13%. Three purchasers accounted for 47% of the Partnership's total oil and gas production during 1996: American Processing 20%, Navajo Refining Company, Inc. 14% and Torch Operating Company 13%. Three purchasers accounted for 50% of the Partnership's total oil and gas production during 1995:
American Processing, Navajo Refining Company and Nustar Joint Venture purchased 20%, 15% and 15%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees

The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1997, there were 130 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1997, the Partnership possessed an interest in oil and gas properties located in Escambia, Fayette and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; Cameron, Jefferson, La Fourche, Pointe Coupe and Terrebonne Parishes of Louisiana; Chickasaw, Lowndes and Monroe Counties of Mississippi; Eddy and Lea Counties of New Mexico; Custer, Roger Mills and Washita Counties of Oklahoma; and Borden, Crockett, Dewitt, Dickens, Ector, Fayette, Gaines, Grayson, Hemphill, Howard, Live Oak, Nueces, Reagan, Reeves, Sutton, Upton, Ward, Winkler, and Yoakum Counties of Texas. These properties consist of various interests in 205 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 1997 and 1996.

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

During 1997, four leases were sold for approximately $44,700. The Wegner and Medley were sold effective October 1997. The W. Jordan was sold effective June 1997.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of          Proved Reserves*
Name and Location   and Interest        Wells        Oil (bbls)  Gas (mcf)
-----------------   -----------         -----        ---------   ---------

Custer & Wright       11/94 at           39         23,740        613,428
Winkler County,       1% to 40%
Texas                 net profits
                      interests

Webb                  5/94 at             4         27,221          1,492
Yoakum County,        12.5% net
Texas                 profits
                      interests

*The reserve estimates were prepared as of January 1, 1998, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments from $17.64 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $16.09 per barrel in the preparation of the reserve report as of January 1, 1998.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.12 per Mcf in the preparation of the reserve report as of January 1, 1998.

As also discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil prices were subject to frequent changes in 1997.

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

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out, or receives cash.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 1997, 126 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $192.93 per unit. In 1996, 200 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $232.87 per unit. No units were acquired in 1995.

Number of Limited Partner Interest Holders

As of December 31, 1997, there were 221 holders of limited partner units in the Partnership.

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

During 1997, twelve monthly distributions were made totaling $363,956, with $331,256 distributed to the limited partners and $32,700 to the general partners. For the year ended December 31, 1997, distributions of $61.14 per limited partner unit were made, based upon 5,418 limited partner units outstanding. During 1996, twelve monthly distributions were made totaling $454,785, with $414,535 distributed to the limited partners and $40,250 to the general partners. For the year ended December 31, 1996, distributions of $76.51 per limited partner unit were made, based upon 5,418 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $431,831, with $388,931 distributed to the limited partners and $42,900 to the general partners. For the year ended December 31, 1995, distributions of $71.78 per limited partner unit were made, based on 5,418 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31,1997, 1996, 1995, 1994 and 1993 should be read in conjunction with the financial statements included in Item 8:

                                        Year ended December 31,
                       -------------------------------------------------------
                            1997       1996      1995     1994       1993
                            ----       ----      ----     ----       ----
Revenues              $   377,633     531,508   342,727 160,868    56,372

Net income (loss)       (133,264)     285,720    42,213  65,169    43,111

Partners' share of net
 income (loss):

  General partners         23,329      40,382    29,253  10,341     (294)

  Limited partners      (156,593)     245,338    12,960  54,828    43,405

  Limited partners' net
   income per unit        (28.90)       45.28      2.39   10.12      8.01

  Limited partners' cash
    distribution per unit                61.14     76.51   71.78      10.46
8.90

  Total assets        $ 1,343,774   1,841,014 2,010,0592,406,5552,394,108

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements and on the depletion wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past few years and is expected to fluctuate in later years based on these factors.

Based on current conditions, management anticipates performing workovers during 1998 to enhance production. The Partnership could possibly experience the following changes; a little less than normal decline in 1998 and thereafter, experience a steady decline.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1997 and 1996

The following table provides certain information regarding performance factors for the years ended December 31, 1997 and 1996:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1997      1996   (Decrease)
                                                ----      ----    --------

Average price per barrel of oil            $   18.80    20.95    (10%)
Average price per mcf of gas               $    2.25     2.22       1%
Oil production in barrels                     16,100   19,600    (18%)
Gas production in mcf                        161,900  202,500    (20%)
Income from net profits interests          $ 279,147  451,477    (38%)
Partnership distributions                  $ 363,956  454,785    (20%)
Limited partner distributions              $ 331,256  414,535    (20%)
Per unit distribution to limited partners  $   61.14    76.51    (20%)
Number of limited partner units                5,418    5,418

Revenues

The Partnership's income from net profits interests decreased to $279,147 from $451,477 for the years ended December 31, 1997 and 1996, respectively, a decrease of 38%. The principal factors affecting the comparison of the years ended December 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1997 as compared to the year ended December 31, 1996 by 10%, or $2.15 per barrel, resulting in a decrease of approximately $42,100 in income from net profits interests. Oil sales represented 45% of total oil and gas sales during the year ended December 31, 1997 as compared to 48% during the year ended December 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.03 per mcf, resulting in an increase of approximately $6,100 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $36,000 . The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,500 barrels or 18% during the year ended December 31, 1997 as compared to the year ended December 31, 1996, resulting in a decrease of approximately $65,800 in income from net profits interests.

    Gas production decreased approximately 40,600 mcf or 20% during the same period, resulting in a decrease of approximately $91,400 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $157,200. The decrease in production is due primarily to a well being shut-in for 30 days and normal decline.

3.  Lease   operating  costs  and  production  taxes  were  5%  lower,   or
    approximately $21,100 less during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

4. As of December 31, 1997, miscellaneous income was approximately $94,424. The income is a result of a purchase agreement, on the Tar Baby lease, that guarantees the Partnership a net income of approximately $3,400 monthly from October 1994 to January 1998.

Costs and Expenses

Total costs and expenses increased to $510,897 from $245,788 for the years ended December 31, 1997 and 1996, respectively, an increase of 108%. The increase is the result of higher depletion expense and a provision for impairment of oil and gas properties.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than one percent or approximately $100 during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

2. Depletion expense increased to $249,000 for the year ended December 31, 1997 from $186,000 for the same period in 1996. This represents an increase of 34%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   A  contributing factor to the increase in depletion expense between  the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $88,000 as of December 31, 1996.

3. The Partnership reduced the net capitalized costs of oil and gas properties by $202,822. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1996      1995   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   20.95    16.90      24%
Average price per mcf of gas               $    2.22     1.56      42%
Oil production in barrels                     19,600   21,000     (7%)
Gas production in mcf                        202,500  255,000    (21%)
Income from net profits interests          $ 451,477  335,870      34%
Partnership distributions                  $ 454,785  431,831       5%
Limited partner distributions              $ 414,535  388,931       7%
Per unit distribution to limited partners  $   76.51    71.78       7%
Number of limited partner units                5,418    5,418

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

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $253,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 7% during the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting in a decrease of approximately $29,300 in income from net profits interests.

    Gas production decreased approximately 52,500 mcf or 21 % during the same period, resulting in a decrease of approximately $116,600 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately $145,900.   The  decrease  is
    primarily a result of property sales and surface problems.

3. As of December 31, 1996, miscellaneous income was approximately $77,000. The income is a result of a purchase agreement, on the Tar Baby lease, that guarantees the Partnership a net income of approximately $3,400 monthly from October 1994 to January 1998.

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

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

3. Depletion expense decreased to $186,000 for the year ended December 31, 1996 from $240,000 for the same period in 1995. This represents a decrease of 23%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   A contributing factor to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $23,000 as of December 31, 1995.

C.   Revenue and Distribution Comparison

Partnership net income or (loss) for the years ended December 31, 1997, 1996 and 1995 was $(133,264), $285,720 and $42,213, respectively.
Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income for the years ended December 31, 1997, 1996 and 1995 would have been $327,711, $481,493 and $292,533, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1997, 1996 and 1995 were $363,956, 454,785 and $431,831, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 1997, 1996 and 1995.

The  sources  for  the  1997 distributions of $363,956  were  oil  and  gas operations of approximately $366,400 and the change in oil and gas properties of approximately $43,200, result in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $454,785 were oil and gas operations of approximately $379,900, refund of excess capital of approximately $48,100 and property sales of approximately $6,200, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $431,831 were oil and gas operations of $307,345 and property sales of $136,013, reduced by additions to oil and gas properties of $92,314, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1997 were $363,956 of which $331,256 was distributed to the limited partners and $32,700 to the general partners. The per unit distribution to limited partners during the same period was $61.14. Total distributions during the year ended December 31, 1996 were $454,785 of which $414,535 was distributed to the limited partners and $40,250 to the general partners. The per unit distribution to limited partners during the same period was $76.51. Total distributions during the year ended December 31, 1995 were $431,831 of which $388,931 was distributed to the limited partners and $42,900 to the general partners. The per unit distribution to limited partners during the same period was $71.78.

Since inception of the Partnership, cumulative monthly cash distributions of $1,355,448 have been made to the partners. As of December 31, 1997, $1,239,598 or $228.79 per limited partner unit, has been distributed to the limited partners, representing a 46% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Cash flows provided by operating activities were approximately $366,400 in 1997 compared to $379,900 in 1996 and approximately $307,300 in 1995. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or investing activities were approximately $43,200 in 1997 compared to $7,900 in 1996 and approximately $43,700 in 1995. The principal source of the 1997 cash flow from investing activities was from the sale of oil and gas properties.

Cash flows provided by financing activities were approximately $364,000  in
1997 compared to $454,800 in 1996 and approximately $432,000 in 1995.   The
only 1997 use in financing activities was the distributions to partners.

As of December 31, 1997, the Partnership had approximately $191,200 in working capital. The Managing General Partner knows of no other commitments and believes the revenues generated from operations will be adequate to meet the operating needs of the Partnership.

Information Systems for the Year 2000

The  Managing  General Partner provides all data processing  needs  of  the
Partnership. The Managing General Partner has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Primarily all necessary programming modifications to correct year 2000 referencing in the Managing General Partners internal accounting and operating systems have been made to-date. However the Managing General Partner has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operation of the Managing General Partnership or the operations of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            20

Balance Sheets                                                          22

Statements of Operations                                                23

Statement of Changes in Partners' Equity                                24

Statements of Cash Flows                                                25

Notes to Financial Statements                                           27

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund XI-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheet of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Partnership") as of December 31, 1997, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-A, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                        KPMG Peat Marwick LLP



Midland, Texas
March 18, 1998

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties Institutional
 Income Fund XI-A, L.P.
Midland, Texas

We have audited the accompanying balance sheet of Southwest Royalties Institutional Income Fund XI-A, L.P. as of December 31, 1996 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-A, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1997 and 1996


                                                      1997          1996
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        52,190        6,595
 Receivable from Managing General Partner             85,473      118,399
 Accounts receivable                                  53,536       57,669

---------                                    ---------
                                                 Total    current    assets
191,199                                      182,663

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,105,397    2,150,198
  Less accumulated depreciation,
                                               depletion  and  amortization
952,822                                      501,000

---------                                    ---------
                                              Net  oil  and gas  properties
1,152,575                                    1,649,198

---------                                    ---------
Organization costs, net of amortization of
 $40,733 in 1996                                           -        9,153

---------                                    ---------
                                                                          $
1,343,774                                    1,841,014

=========                                    =========
  Liabilities and Partners' Equity

Current liability - -Distribution payable    $             -           20

---------                                    ---------
Partners' equity:
 General partners                                   (12,839)      (3,468)
 Limited partners                                  1,356,613    1,844,462

---------                                    ---------
                                                Total    partners'   equity
1,343,774                                    1,840,994

---------                                    ---------
                                                                          $
1,343,774                                    1,841,014

=========                                    =========




















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996      1995
                                                 ----      ----      ----
  Revenues

Income from net profits interests         $    279,147   451,477  335,870
Interest                                         4,062     2,362    6,857
Miscellaneous income                            94,424    77,669        -
                                                                    -------
-------                                   ------
                                                                    377,633
531,508                                   342,727
                                                                    -------
-------                                   ------
  Expenses

General and administrative                      49,922    50,015   50,194
Depreciation, depletion and amortization       258,153   195,773  250,320
Provision for impairment of oil and gas
 properties                                    202,822         -        -
                                                                    -------
-------                                   ------
                                                                    510,897
245,788                                   300,514
                                                                    -------
-------                                   ------
Net income (loss)                         $  (133,264)   285,720   42,213
                                                                    =======
=======                                   ======
Net income (loss) allocated to:

 Managing General Partner                 $     20,996    36,344   26,328
                                                                    =======
=======                                   ======
 General partner                          $      2,333     4,038    2,925
                                                                    =======
=======                                   ======
 Limited partners                         $  (156,593)   245,338   12,960
                                                                    =======
=======                                   ======
  Per limited partner unit                $    (28.90)     45.28     2.39
                                                                    =======
=======                                   ======
























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
                Years ended December 31, 1997, 1996, 1995


                                               General  Limited
                                               Partners Partners   Total
                                               -------- --------   -----

Balance at December 31, 1994              $     10,047 2,389,6302,399,677

 Net income                                     29,253    12,960   42,213

 Distributions                                (42,900) (388,931)(431,831)
                                                                    -------
---------                                 ---------
Balance at December 31, 1995                   (3,600) 2,013,6592,010,059

 Net income                                     40,382   245,338  285,720

 Distributions                                (40,250) (414,535)(454,785)
                                                                    -------
---------                                 ---------
Balance at December 31 1996                    (3,468) 1,844,4621,840,994

 Net income                                     23,329 (156,593)(133,264)

 Distributions                                (32,700) (331,256)(363,956)
                                                                    -------
---------                                 ---------
Balance at December 31, 1997              $   (12,839) 1,356,6131,343,774
                                                                     ======
==========                                =========































                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1997, 1996 and 1995


                                                1997       1996      1995
                                                ----       ----      ----
Cash flows from operating activities:

 Cash received from net profits interests $    412,279   427,599  350,618
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(49,922)                                  (50,015)(50,194)
 Interest received                               4,062     2,362    6,921
                                                                  ---------
---------                                 ---------
   Net  cash provided by operating activities              366,419  379,946
307,345
                                                                  ---------
---------                                 ---------
Cash flows from investing activities:

 Organization costs                                  -     1,682        -
 Additions to oil and gas properties                 -         - (92,314)
 Sale of oil and gas properties                 43,152     6,199  136,013
                                                                  ---------
---------                                 ---------
  Net cash provided by investing
                                           activities      43,152     7,881
43,699
                                                                  ---------
---------                                 ---------
Cash flows from financing activities:

 Distributions to partners                   (363,976) (454,765)(432,013)
                                                                  ---------
---------                                 ---------
  Net increase (decrease) in cash and cash
                                           equivalents     45,595  (66,938)
(80,969)

 Beginning of period                             6,595    73,533  154,502
                                                                  ---------
---------                                 ---------
 End of period                            $     52,190     6,595   73,533
                                                                  =========
=========                                 =========


(continued)





















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996      1995
                                                 ----      ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income (loss)                         $  (133,264)   285,720   42,213

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization               258,153   195,773
250,320
  (Increase) decrease in receivables            38,708 (101,547)   14,812
  Provision for impairment of oil and gas
                                           properties     202,822         -
-
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    366,419   379,946  307,345
                                                                    =======
=======                                   =======

Supplemental schedule of noncash investing and financing activities:

  Oil and gas properties included in receivable
                                           from Managing General Partner  $
1,650                                     -          -
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1997, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $202,822 was made to the financial statement. As December 31, 1996 and 1995, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method, the Partnership recognizes sales revenue on all gas sold. As of December 31, 1997 and 1996 the Partnership was over produced by 3,521 and 2,974 mcf and under produced by approximately 727 mcf at December 31, 1995.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1997 and 1996 is $136,512 and $3,089 more, respectively, as that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 1997, 1996 and 1995 there were 5,418 limited partner units outstanding held by 221 partners.

     Concentrations of Credit Risk
     The Partnership is subject to credit risk through trade receivables. Although a substantial portion of its debtors' ability to pay is dependent upon the oil and gas industry, credit risk is minimized due to a large customer base. All partnership revenues are received by the Managing General Partner and subsequently remitted to the partnership and all expenses are paid by the Managing General Partner and subsequently reimbursed by the partnership.

     Fair Value of Financial Instruments
     The carrying amount of cash and accounts receivable approximates fair value due to the short maturity of these instruments.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Recent Accounting Pronouncements
     In June 1997, the FASB issued "Reporting Comprehensive Income," SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, this statements requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Partnership anticipates adoption of SFAS No. 130 in its year ended December 31, 1998 financial statements.

     Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.

     Net Income (loss) per limited partnership unit
     The net income (loss) per limited partnership unit is calculated by using the number of outstanding limited partnership units.

3.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


3.   Commitments and Contingent Liabilities - continued
     As of December 31, 1997, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $70,000, $73,000 and $65,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500, $2,400 and $3,300 for the years ended December 31, 1997, 1996 and 1995, respectively and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $42,000 during 1997, 1996 and 1995, as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $85,473 and $118,399 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1997 and 1996.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $30, $120 and none for the years ended December 31, 1997, 1996 and 1995, respectively.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 37% of the Partnership's total oil and gas production during 1997: American Processing 24%, and Navajo Refining Company, Inc. 13%. Three purchasers accounted for 47% of the Partnership's total oil and gas production during 1996: American Processing 20%, Navajo Refining Company, Inc. 14% and Torch Operating Company 13%. Three purchasers accounted for 50% of the Partnership's total oil and gas production during 1995: American Processing, Navajo Refining Company and Nustar Joint Venture purchased 20%, 15% and 15%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)   Gas (mcf)
                                                     ----------   ---------

     Proved developed and undeveloped
      reserves -

     January 1, 1995                                 187,000     2,041,000

       Revision of estimates in place                  2,000       170,000
       Production                                   (21,000)     (255,000)
       Sale of minerals in place                     (5,000)      (10,000)
                                                     -------     ---------
     December 31, 1995                               163,000     1,946,000

       Revision of estimates in place                 23,000       194,000
       Production                                   (20,000)     (202,000)
       Sale of minerals in place                           -      (72,000)
                                                     -------     ---------
     December 31, 1996                               166,000     1,866,000

       Revision of estimates in place               (56,000)     (695,000)
       Production                                   (16,000)     (162,000)
       Sale of minerals in place                     (2,000)       (1,000)
                                                     -------     ---------
     December 31, 1997                                92,000     1,008,000
                                                     =======     =========


         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued

     Proved developed reserves -
                                                       Oil  (bbls)      Gas
(mcf)
                                                     ----------    --------
-

     December 31, 1995                               161,000     1,902,000
                                                     =======     =========
     December 31, 1996                               165,000     1,821,000
                                                     =======     =========
     December 31, 1997                                91,000       965,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

     *The  reserve estimates were prepared as of January 1, 1998, by Donald
     R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments  from  $17.64  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $16.09 per barrel in the preparation of the reserve report as of January 1, 1998.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.12 per Mcf in the preparation of the reserve report as of January 1, 1998.

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

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued

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

     Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out, or receives cash.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997, 1996 and 1995 is presented below:

                                              1997      1996         1995
                                              ----      ----         ----

     Future cash inflows, net of
       production and development
      costs                             $  1,709,000  5,948,000  3,615,000
     10% annual discount for
       estimated timing of cash
      flows                                  556,000  2,454,000  1,411,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $  1,153,000  3,494,000  2,204,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                              1997        1996        1995
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (279,000)  (841,000)  (651,000)
      Changes in prices and production costs         (1,912,000)  1,999,000
219,000
     Changes of production rates
       (timing) and others                   262,000    146,000  (196,000)
     Revisions of previous
       quantities estimates                (758,000)  (315,000)     19,000
     Accretion of discount                   349,000    337,000    220,000
     Sales of minerals in place              (3,000)   (36,000)   (31,000)
     Discounted future net
       cash flows -
      Beginning of year                    3,494,000  2,204,000  2,624,000
                                           ---------  ---------  ---------
      End of year                       $  1,153,000  3,494,000  2,204,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 9, 1997 Southwest Royalties, Inc. the Partnership's Managing General Partner (Southwest Royalties, Inc.) dismissed Joseph Decosimo and Company as the Partnership's independent accountants. The Managing General Partner's Board of Directors approved the decision to change the Partnership's independent accountants.

The reports of Joseph Decosimo and Company on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such years.

The Registrant has requested that Joseph Decosimo and Company furnish it with a letter addressed to the SEC stating whether or not is agrees with the above statements. A copy of that letter is included as Exhibit 16 and has been filled with the Securities and Exchange Commission.

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      42     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Phillip F. Hock, Jr.                    54   Vice President, Exploration

Jon P. Tate                             40     Vice  President,  Land   and
                                        Assistant Secretary

Joel D. Talley              36          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         42          Vice President, Operations

J. Steven Person            39          Vice President, Marketing

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

Phillip   F.   Hock,   Jr.,  Vice  President,  Exploration,   assumed   his
responsibilities with the Managing General Partner as a geologist in November 1993. Prior to joining the Managing General Partner, Mr. Hock was employed four (4) years by Ramco Oil and Gas as Exploitation Manager (1989-
1993),  Robinson  Brothers Drilling Company as Exploration  Manager  (1980-
1984), and as petroleum geologist by several companies throughout his career, Magic Circle Oil and Gas (1988-1989), Reading and Bates Petroleum Company (1984-1988), and Exxon (1971-1980). Mr. Hock received a B. S. in Geology from Morehead State University and a M. S. in Geology form the University of New Mexico.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-
1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 45, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 48, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 31, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 56, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 41, assumed her position with the Managing General Partner in April 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 51, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $42,000 during 1997 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through prior purchases, the Managing General Partner also owns 326 limited partner units, or 6.0% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 14.4%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     14.4%
                      Interest                     Managing General Partner
326 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   14.4%
                      Interest                      Chairman of the  Board,
326 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   14.4%
                     Interest                     Secretary and Director of
326 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   14.4%
                     Interest                     Vice President and CFO of
326 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Phillip F. Hock, Jr.         Indirectly Owns   14.4%
                         Interest                        Vice    President,
Exploration          326 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns   14.4%
                      Interest                     Vice President, Land and
326 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   14.4%
                     Interest                     Vice President, Marketing
326 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                                 Amount and
                                                                  Nature of
Percent
                                              Name and Address ofBeneficial
of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Joel D. Talley               Indirectly Owns   14.4%
                     Interest                     Vice President,326 Units
                     Acquisitions and
                     Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns   14.4%
                     Interest                     Vice President,326 Units
                     Operations of Southwest
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

Item 13.  Certain Relationships and Related Transactions

In   1997,   the   Managing  General  Partners  received  $42,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $70,000 for administrative overhead attributable to operating such properties during 1997.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500 for the year ended December 31, 1997.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Reports of Independent Accountants
                  Balance Sheet
                  Statement of Operations
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

                      (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable, or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                               4    (a)  Certificate of Limited Partnership
                         of Southwest Royalties Institutional Income Fund XI-A, L.P., dated May 5, 1992. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1992.)

                                    (b)   Agreement of Limited  Partnership
                         of Southwest Royalties Institutional Income Fund XI-A, L.P., dated May 5, 1992. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1992.)

                  16     Letter   on   Changes  in  Certifying   Accountant
                         (Incorporated   by  reference  from  Partnership's
                         Form 8-K dated June 9, 1997.)

                  27   Financial Data Schedule

          (b)  Report on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

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


                          Date:    March 31, 1998


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


Date:  March 31, 1998


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 1998