Form 10-Q
period 1998-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1998-05-14
CIK 887424

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      9,461         52,190
 Receivable from Managing General Partner           35,258         85,473
 Other receivable                                   49,498         53,536
                                                 ---------      ---------
    Total current assets                            94,217        191,199
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,103,239      2,105,397
  Less accumulated depreciation,
   depletion and amortization                      985,822        952,822
                                                 ---------      ---------
    Net oil and gas properties                   1,117,417      1,152,575
                                                 ---------      ---------
                                              $  1,211,634      1,343,774
                                                 =========      =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $   (22,753)       (12,839)
 Limited partners                                1,234,387      1,356,613
                                                 ---------      ---------
    Total partners' equity                       1,211,634      1,343,774
                                                 ---------      ---------
                                              $  1,211,634      1,343,774
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Income from net profits interests                   $    29,149    102,088
Interest                                                    573        250
Miscellaneous income                                          -      6,353
                                                        -------    -------
                                                         29,722    108,691
                                                        -------    -------

  Expenses

General and administrative                               18,473     17,575
Depreciation, depletion and amortization                 33,000     46,490
Miscellaneous expense                                     2,389          -
                                                        -------    -------
                                                         53,862     64,065
                                                        -------    -------
Net income (loss)                                   $  (24,140)     44,626
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $       797      7,629
                                                        =======    =======
 General partner                                    $        89        847
                                                        =======    =======
 Limited partners                                   $  (25,026)     36,150
                                                        =======    =======
  Per limited partner unit                          $      4.62       6.67
                                                        =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    73,663    155,205
 Cash paid to suppliers                                (12,773)   (12,925)
 Interest received                                          573        250
                                                       --------   --------
  Net cash provided by operating activities              61,463    142,530
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                           3,808          -
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (108,000)  (104,020)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                           (42,729)     38,510

 Beginning of period                                     52,190      6,595
                                                       --------   --------
 End of period                                      $     9,461     45,105
                                                       ========   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (24,140)     44,626

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depletion, depreciation and amortization               33,000     46,490
  Decrease in receivables                                44,514     46,764
  Increase in payables                                    8,089      4,650
                                                        -------    -------
Net cash provided by operating activities           $    61,463    142,530
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                   Ended         Percentage
March 31,                                             Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   11.72     22.54    (48%)
Average price per mcf of gas              $    1.66      2.52    (35%)
Oil production in barrels                     3,650     4,500    (19%)
Gas production in mcf                        37,400    39,800     (6%)
Income from net profits interests         $  29,149   102,088    (72%)
Partnership distributions                 $ 108,000   104,000       4%
Limited partner distributions             $  97,200    93,600       4%
Per unit distribution to limited
 partners                                 $   17.94     17.28       4%
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $29,149 from $102,088 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 72%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 48%, or $10.82 per barrel, resulting in a decrease of approximately $48,700 in income from net profits interests. Oil sales represented 41% of total oil and gas sales during the quarter ended March 31, 1998 and 50% during quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 35%, or $.86 per mcf, resulting in a decrease of approximately $34,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $82,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 850 barrels or 19% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in a decrease of approximately $9,900 in income from net profits interests.

    Gas production decreased approximately 2,400 mcf or 6% during the same period, resulting in a decrease of approximately $4,000 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $13,900.   The  decrease  is
    primarily a result of sharp natural decline of one well.

3. Lease operating costs and production taxes were 25% lower, or approximately $24,100 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease in lease operating costs are due primarily to workover costs incurred in 1997.

Costs and Expenses

Total costs and expenses decreased to $53,862 from $64,065 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 16%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $900 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. Depletion expense decreased to $33,000 for the quarter ended March 31, 1998 from $44,000 for the same period in 1997. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenue and the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $61,500 in the quarter ended March 31, 1998 as compared to approximately $142,500 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $3,800 in the quarter ended March 31, 1998. There were no cash flows used in investing activities in the quarter ended March 31, 1997. The primary source of the 1998 cash flows from investing activities were from sales of oil and gas properties.

Cash flows used in financing activities were approximately $108,000 in the quarter ended March 31, 1998 as compared to approximately $104,000 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $108,000 of which $97,200 was distributed to the limited partners and $10,800 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $17.94. Total distributions during the quarter ended March 31, 1997 were $104,000 of which $93,600 was distributed to the limited partners and $10,400 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $17.28.

The primary source for the 1998 distributions of $108,000 was oil and gas operations of approximately $61,500. The source for the 1997 distributions of $104,000 was oil and gas operations of approximately $142,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,463,448 have been made to the partners. As of March 31, 1998, $1,336,798 or $246.73 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $94,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998