Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1998-08-13
CIK 887424

3 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      3,436          52,190
 Receivable from Managing General Partner               -          85,473
 Other receivable                                  10,063          53,536
                                                ---------       ---------
    Total current assets                           13,499         191,199
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,103,239       2,105,397
  Less accumulated depreciation,
   depletion and amortization                   1,174,319         952,822
                                                ---------       ---------
    Net oil and gas properties                    928,920       1,152,575
                                                ---------       ---------
                                             $    942,419       1,343,774
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Payable to Managing General Partner         $      1,809               -
 Distribution payable                                 137               -
                                                ---------       ---------
    Total current liabilities                       1,946               -
                                                ---------       ---------
Partners' equity:
 General partners                                (25,510)        (12,839)
 Limited partners                                 965,983       1,356,613
                                                ---------       ---------
    Total partners' equity                        940,473       1,343,774
                                                ---------       ---------
                                             $    942,419       1,343,774
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income from net profits
 interests                    $    16,735     50,042     45,884    152,129
Interest                              374        496        947        746
Miscellaneous income                    -     13,553          -     19,906
                                  -------    -------    -------    -------
                                   17,109     64,091     46,831    172,781
                                  -------    -------    -------    -------

  Expenses

General and administrative         15,067     11,212     33,540     28,787
Depreciation, depletion and
 amortization                      41,000     35,490     74,000     81,980
Provision for impairment of
 oil and gas properties           147,497          -    147,497          -
Miscellaneous expense              52,706          -     55,095          -
                                  -------    -------    -------    -------
                                  256,270     46,702    310,132    110,767
                                  -------    -------    -------    -------
Net income (loss)             $ (239,161)     17,389  (263,301)     62,014
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       184      3,539      1,196     11,168
                                  =======    =======    =======    =======
 General Partner              $        20        394        133      1,241
                                  =======    =======    =======    =======
 Limited partners             $ (239,365)     13,456  (264,630)     49,605
                                  =======    =======    =======    =======
  Per limited partner unit    $   (44.18)       2.48    (48.84)       9.16
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $    86,379    237,962
 Cash paid to suppliers                                    (25)   (28,670)
 Interest received                                          947        746
                                                        -------    -------
  Net cash provided by operating activities              87,301    210,038
                                                        -------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                       3,808          -
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (139,863)  (207,020)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                           (48,754)      3,018

 Beginning of period                                     52,190      6,595
                                                        -------    -------
 End of period                                      $     3,436      9,613
                                                        =======    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $ (263,301)     62,014

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               74,000     81,980
  Provision for impairment of oil and gas
   properties                                           147,497          -
  Decrease in receivables                                40,495     65,927
  Increase in payables                                   88,610        117
                                                        -------    -------
Net cash provided by operating activities           $    87,301    210,038
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

Based on current conditions, management does not anticipate performing workovers. The Partnership could possibly experience a steady decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $147,497. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    11.90     18.62    (36%)
Average price per mcf of gas             $     1.99      1.98       1%
Oil production in barrels                     3,550     3,900     (9%)
Gas production in mcf                        27,100    41,500    (35%)
Income from net profits interests        $   16,735    50,042    (67%)
Partnership distributions                $   32,000   103,000    (70%)
Limited partner distributions            $   28,800    92,700    (70%)
Per unit distribution to limited
 partners                                $     5.32     17.11    (70%)
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $16,735 from $50,042 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 67%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 36%, or $6.72 per barrel, resulting in a decrease of approximately $26,208 in income from net profits interests. Oil sales represented 44% and 47% of total oil and gas sales during the quarters ended June 30, 1998 and 1997.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.01 per mcf, resulting in an increase of approximately $415 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $25,793. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 350 barrels or 9% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $4,165 in income from net profits interests.

    Gas production decreased approximately 14,400 mcf or 35% during the same period, resulting in a decrease of approximately $28,656 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $32,821. The decrease is primarily a result of the sale of one gas well, downtime on a major gas well and a gas plant explosion which effected gas production on several wells for the month of April 1998.

3. Lease operating costs and production taxes were 25% lower, or approximately $25,424 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease is primarily attributable to the pulling expense incurred on an injector well during 1997.

Costs and Expenses

Total costs and expenses increased to $256,270 from $46,702 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 449%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 34% or approximately $3,855 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

2. Depletion expense increased to $41,000 for the quarter ended June 30, 1998 from $33,000 for the same period in 1997. This represents an increase of 24%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $147,497. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

3. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. This income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,706 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

B.  General  Comparison of the Six Month Periods Ended June  30,  1998  and
    1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    11.81     20.48     (42%)
Average price per mcf of gas             $     1.80      2.21     (19%)
Oil production in barrels                     7,200     8,500     (15%)
Gas production in mcf                        64,500    82,600     (22%)
Income from net profits interests        $   45,884   152,129     (70%)
Partnership distributions                $  140,000   207,000     (33%)
Limited partner distributions            $  126,000   186,300     (33%)
Per unit distribution to limited
 partners                                $    23.26     34.39     (33%)
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $45,884 from $152,129 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 70%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 42%, or $8.67 per barrel, resulting in a decrease of approximately $73,695 in income from net profits interests. Oil sales represented 42% of total oil and gas sales during the six months ended June 30, 1998 as compared to 49% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.41 per mcf, resulting in a decrease of approximately $33,866 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $107,561. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,300 barrels or 15% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $15,350 in income from net profits interests.

    Gas production decreased approximately 18,100 mcf or 22% during the same period, resulting in a decrease of approximately $32,580 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $47,930. The decrease is primarily a result of the sale of one gas well, downtime on a major gas well and a gas plant explosion which effected gas production on several wells for the month of April 1998.

3. Lease operating costs and production taxes were 25% lower, or approximately $49,594 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease is primarily attributable to the pulling expense incurred on an injector well during 1997.

Costs and Expenses

Total costs and expenses increased to $310,132 from $110,767 for the six months ended June 30, 1998 and 1997, respectively, an increase of 180%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 17% or approximately $4,753 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense decreased to $74,000 for the six months ended June 30, 1998 from $77,000 for the same period in 1997. This represents a decrease of 4%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenues and the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $147,497. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

3. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. This income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,706 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $87,300 in the six months ended June 30, 1998 as compared to approximately $210,000 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $3,800 in the six months ended June 30, 1998. There were no cash flows provided by investing activities in the six months ended June 30, 1997. The source of the 1998 cash flow from investing activities were sale of oil and gas properties.

Cash flows used in financing activities were approximately $140,000 in the six months ended June 30, 1998 as compared to approximately $207,000 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $140,000 of which $126,000 was distributed to the limited partners and $14,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $23.26. Total distributions during the six months ended June 30, 1997 were $207,000 of which $186,300 was distributed to the limited partners and $20,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $34.39.

The sources for the 1998 distributions of $140,000 were oil and gas operations of approximately $87,300, the sale of oil and gas properties of approximately $3,800. The source for the 1997 distributions of $207,000 was oil and gas operations of approximately $210,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,495,448 have been made to the partners. As of June 30, 1998, $1,365,598 or $252.05 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $11,553 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 1998.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date: August 15, 1998            By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer