Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1998-11-12
CIK 887424

Page 16 of 15
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 16.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    9,742         52,190
 Receivable from Managing General Partner          34,094         85,473
  Accounts receivable                                  -         53,536
                                                              -----------
  -------
     Total current assets                          43,836        191,199
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,100,504      2,105,397
  Less accumulated depreciation,
   depletion and amortization                   1,190,319        952,822
                                                ---------      ---------
     Net oil and gas properties                   910,185      1,152,575
                                                ---------      ---------
                                               $  954,021      1,343,774
                                                =========      =========


Liabilities and Partners' Equity

Current liability - Distribution payable       $       96              -
                                                ---------      ---------
Partners' equity
 General partners                                (23,558)       (12,839)
 Limited partners                                 977,483      1,356,613
                                                ---------      ---------
     Total partners' equity                       953,925      1,343,774
                                                ---------      ---------
                                               $  954,021      1,343,774
                                                =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----

Revenues

Income from net profits
 interests                   $    33,644    44,237      79,528   196,366
Interest                              24       182         970       928
Miscellaneous income               9,937    12,425    (45,159)    32,331
                                  ------   -------     -------   -------
                                  43,605    56,844      35,339   229,625
                                  ------   -------     -------   -------
Expenses

General and administrative        13,151    10,558      46,691    39,345
Depreciation, depletion and
 amortization                     16,000    34,490      90,000   116,470
Provision for impairment of
 oil and gas properties                -         -     147,497         -
                                  ------   -------     -------   -------
                                  29,151    45,048     284,188   155,815
                                  ------   -------     -------   -------
Net income (loss)            $    14,454    11,796   (248,849)    73,810
                                  ======   =======     =======   =======

Net income (loss) allocated to:

 Managing General Partner    $     1,847     3,047       3,043    14,215
                                  ======   =======     =======   =======
 General Partner             $       205       339         338     1,580
                                  ======   =======     =======   =======
 Limited Partners            $    12,402     8,410   (252,230)    58,015
                                  ======   =======     =======   =======
  Per limited partner unit   $      2.29      1.55      (46.55)    10.71
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  121,048    289,965
 Cash paid to suppliers                              (30,105)   (39,345)
 Interest received                                        970        928
                                                      -------    -------
  Net cash provided by operating activities            91,913    251,548
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                     6,543          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (140,904)  (246,841)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                         (42,448)      4,707

 Beginning of period                                   52,190      6,595
                                                      -------    -------
 End of period                                     $    9,742     11,302
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $(248,849)     73,810

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              90,000    116,470
 Provision for impairment of oil and gas properties              147,497
-
 Decrease in receivables                               41,520     61,268
 Increase in payables                                  61,745          -
                                                      -------    -------
Net cash provided by operating activities          $   91,913    251,548
                                                      =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                       Note to Financial Statements


Subsequent Events

The Partnership, subsequent to September 30, 1998 sold its interest in a portion of non-operated oil and gas properties. The Partnership's interests in the wells were sold for $70,735 net proceeds, after post closing adjustments. The proceeds from the sale represented 7.55% of the Partnership's total assets at December 31, 1997.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1998, the net capitalized costs did not exceed the estimated present value. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.31     17.30   (35%)
Average price per mcf of gas               $    1.97      1.98    (1%)
Oil production in barrels                      3,600     3,800    (5%)
Gas production in mcf                         32,900    42,500   (23%)
Income from net profits interests          $  33,644    44,237   (24%)
Partnership distributions                  $   1,000    40,000   (98%)
Limited partner distributions              $     900    36,000   (98%)
Per unit distribution to limited partners  $     .17      6.64   (98%)
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $33,644 from $44,237 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 24%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 35%, or $5.99 per barrel, resulting in a decrease of approximately $22,800 in income from net profits interests. Oil sales represented 39% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 44% during the quarter ended September 30, 1997.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 1%, or $.01 per mcf, resulting in a decrease of approximately $400 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $23,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 5% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $2,300 in income from net profits interests.

    Gas production decreased approximately 9,600 mcf or 23% during the same period, resulting in a decrease of approximately $18,900 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $21,200.   The  decrease  is
    primarily attributable to sharp natural decline and property sales.

3. Lease operating costs and production taxes were 32% lower, or approximately $33,600 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease is due to workovers performed during 1997.

Costs and Expenses

Total costs and expenses decreased to $29,151 from $45,048 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 35%. The decrease is the result of lower depletion expense, partially offset an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 25% or approximately $2,600 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense decreased to $16,000 for the quarter ended September 30, 1998 from $32,000 for the same period in 1997. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.64     19.49    (40%)
Average price per mcf of gas               $    1.86      2.13    (13%)
Oil production in barrels                     10,800    12,300    (12%)
Gas production in mcf                         97,400   125,100    (22%)
Income from net profits interests          $  79,528   196,366    (60%)
Partnership distributions                  $ 141,000   247,000    (43%)
Limited partner distributions              $ 126,900   222,300    (43%)
Per unit distribution to limited partners  $   23.42     41.03    (43%)
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $79,528 from $196,366 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 60%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 40%, or $7.85 per barrel, resulting in a decrease of approximately $96,600 in income from net profits interests. Oil sales represented 41% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 47% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.27 per mcf, resulting in a decrease of approximately $33,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $130,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 12% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $17,500 in income from net profits interests.

    Gas production decreased approximately 27,700 mcf or 22% during the same period, resulting in a decrease of approximately $51,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $69,000. The decrease is primarily attributable to sharp natural decline, gas plant explosion that effected 2 months of production and property sales.

3. Lease operating costs and production taxes were 27% lower, or approximately $83,200 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease is a result of workover costs incurred in 1997.

Costs and Expenses

Total costs and expenses increased to $284,188 from $155,815 for the nine months ended September 30, 1998 and 1997, respectively, a increase of 82%. The increase is the result of higher general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 19% or approximately $7,300 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense decreased to $90,000 for the nine months ended September 30, 1998 from $109,000 for the same period in 1997. This represents a decrease of 17%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

3. The net capitalized costs for the nine months ended September 30, 1998 exceeded the estimated present value of oil and gas reserves, discounted at 10% in the amount of $147,497, such excess costs were charged to current expense. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $91,900 in the nine months ended September 30, 1998 as compared to approximately $251,500 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $6,500 in the nine months ended September 30, 1998. There were no cash flows provided by investing activities in the nine months ended September 30, 1997.

Cash flows used in financing activities were approximately $140,900 in the nine months ended September 30, 1998 as compared to approximately $246,800 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $141,000 of which $126,900 was distributed to the limited partners and $14,100 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $23.42. Total distributions during the nine months ended September 30, 1997 were $247,000 of which $222,300 was distributed to the limited partners and $24,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $41.03.

The sources for the 1998 distributions of $141,000 were oil and gas operations of approximately $91,900, the change in oil and gas properties of approximately $6,500, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $247,000 was oil and gas operations of approximately $251,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,496,448 have been made to the partners. As of September 30, 1998, $1,366,498 or $252.21 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $43,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998