Form 10-K
period 1998-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1999-03-30
CIK 887424

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

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

      The total number of pages contained in this report is ___. There is no exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          7

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        21

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             39

                                 Part III

10.  Directors and Executive Officers of the Registrant                 40

11.  Executive Compensation                                             43

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         43

13.  Certain Relationships and Related Transactions                     46

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        47

     Signatures                                                         48

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  98  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Alabama, Kansas, Louisiana, New Mexico, Oklahoma and Texas. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

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

During 1998 oil prices fell to their lowest daily levels since 1986 and to their lowest annual average since 1976. In two years, oil prices have been sliced by more than half. The factors that started the decline in oil prices in 1997 are the same ones that have kept them down in 1998. It was believed that there would be continued heavy consumption coming from the Asian region, but the collapse of their markets late in 1997 carried over to this year bringing demand down with it. Asian consumption had all but disappeared in 1998, creating an oversupply of crude oil on the market. That drop in demand has lasted longer than anyone had anticipated, but hopes of a recovery abound. Another reason for the continued drop in prices has been OPEC's unwillingness to completely comply with production cuts established in March and again in June. Although they have been near 90% compliance at times, they have also been below 70% on a monthly basis. Even a four-day bombing in December of Iraqi military sites could create only a one-day rally in oil prices. Crude oil closed December 31, 1998 at $12.05 per barrel on the NYMEX and posted prices closed at $9.50 per barrel.

In a year of fairly optimistic expectations for gas prices, the average price of natural gas wound up declining in 1998 to its lowest level since 1995. Although the nationwide average did remain above $2.00 per MMBTU,
1998's prices were approximately 17% lower than those seen in 1997. The combination of mild weather throughout the year and a gas storage surplus both contributed to the low prices. Analysts' predictions for 1999 prices vary, ranging from a low of $1.87 per MMBTU to a high of $2.40 per MMBTU. Reduced production throughout the U.S. industry, along with large gas storage withdrawals during the first weeks of January 1999, are both key factors in our belief that the 1999 average gas price will around the $1.80 per MMBTU level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1998          39%          61%
                    1997          45%          55%
                    1996          48%          52%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 63% of the Partnership's total oil and gas production during 1998:
American Processing for 22%, Nustar Joint Venture for 14%, Navajo Refining Company, Inc. for 14% and Southwestern Energy Prod. Company for 13%. Two purchasers accounted for 37% of the Partnership's total oil and gas production during 1997: American Processing for 24%, and Navajo Refining Company, Inc. for 13%. Three purchasers accounted for 47% of the
Partnership's total oil and gas production during 1996: American Processing 20%, Navajo Refining Company, Inc. 14% and Torch Operating Company 13%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees

The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1998, there were 98 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1998, the Partnership possessed an interest in oil and gas properties located in Escambia and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; La Fourche, Pointe Coupe and Terrebonne Parishes of Louisiana; Eddy County of New Mexico; Custer, Roger Mills and Washita Counties of Oklahoma; and Dewitt, Dickens, Fayette, Gaines, Hemphill, Howard, Live Oak, Reagan, Reeves, Upton, Ward, Winkler, and Yoakum Counties of Texas. These properties consist of various interests in 102 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 1998 and 1997.

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

During 1998, fifty-five leases were sold for approximately $78,900. During 1997, four leases were sold for approximately $44,700. During 1996, four leases were sold for approximately $6,200.

On October 15, 1998, Southwest Royalties Institutional Income Fund XI-A (the "Registrant") sold its interest in 54 oil and gas properties to Parks & Luttrell, Inc. ("Parks"), an unrelated party. The Registrant's interest in the properties was sold for net proceeds, after post closing adjustments, of $70,735. At December 31, 1997, the property sold to Parks & Luttrell contained proved reserves of 27,531 barrels of oil and 113,835 mcfs of gas and had a SEC 10 value of $120,179 at the time of sale. The proceeds from the sale represented 7.55% of the Registrant's total assets. The General Partner sold the above properties and allocated the proceeds to the Partnership based on current cash flows of the properties sold.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of          Proved Reserves*
Name and Location   and Interest        Wells        Oil (bbls)  Gas (mcf)
-----------------   -----------         -----        ---------   ---------

Custer & Wright       11/94 at           28          7,000        467,000
Winkler County,       1% to 40%
Texas                 net profits
                      interests

Webb                  5/94 at             4         14,000          4,000
Yoakum County,        12.5% net
Texas                 profits
                      interests

*Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1998 of $12.05 was used as the beginning basis for the oil price. Oil price adjustments from $12.05 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $9.22 per barrel in the preparation of the reserve report as of January 1, 1999.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.48 per Mcf in the preparation of the reserve report as of January 1, 1999.

As also discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil prices were subject to frequent changes in 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. No limited partner units were purchased by the Managing General Partner, during 1998. In 1997, 126 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $192.93 per unit. In 1996, 200 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $232.87 per unit.

Number of Limited Partner Interest Holders

As of December 31, 1998, there were 221 holders of limited partner units in the Partnership.

Distributions

Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash Flow" shall be distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Direct Costs,
(iii) Operating Costs, and (iv) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."

During 1998, distributions were made totaling $179,000, with $163,600 distributed to the limited partners and $15,400 to the general partners. For the year ended December 31, 1998, distributions of $30.20 per limited partner unit were made, based upon 5,418 limited partner units outstanding. The decline in distributions experienced in 1998 will be expected to continue into 1999 based on the continued low oil price economy. During 1997, twelve monthly distributions were made totaling $363,956, with $331,256 distributed to the limited partners and $32,700 to the general partners. For the year ended December 31, 1997, distributions of $61.14 per limited partner unit were made, based upon 5,418 limited partner units outstanding. During 1996, twelve monthly distributions were made totaling $454,785, with $414,535 distributed to the limited partners and $40,250 to the general partners. For the year ended December 31, 1996, distributions of $76.51 per limited partner unit were made, based upon 5,418 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31,1998, 1997, 1996, 1995 and 1994 should be read in conjunction with the financial statements included in Item 8:

                                        Year ended December 31,
                       -------------------------------------------------------
                            1998       1997      1996     1995       1994
                            ----       ----      ----     ----       ----
Revenues              $    54,628     377,633   531,508 342,727   160,868

Net income (loss)       (588,592)   (133,264)   285,720  42,213    65,169

Partners' share of net
 income (loss):

  General partners          3,061      23,329    40,382  29,253    10,341

  Limited partners      (591,653)   (156,593)   245,338  12,960    54,828

  Limited partners' net
   income per unit        (109.20)    (28.90)     45.28    2.39     10.12

  Limited partners' cash
    distribution per unit                30.20     61.14   76.51      71.78
10.46

  Total assets        $   576,182   1,343,774 1,841,0142,010,0592,406,555

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements and on the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past few years and is expected to fluctuate in later years based on these factors.

Based on current conditions, management anticipates performing no workovers during 1999 to enhance production. With expected price improvement, workovers may be performed in the year 2001. The partnership may have an increase in the year 2001, otherwise, the Partnership will most likely experience it's historical decline of approximately 12% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1998 and 1997

The following table provides certain information regarding performance factors for the years ended December 31, 1998 and 1997:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----    --------

Average price per barrel of oil            $   11.33    18.80    (40%)
Average price per mcf of gas               $    1.69     2.25    (25%)
Oil production in barrels                     12,000   16,100    (25%)
Gas production in mcf                        125,100  161,900    (23%)
Income from net profits interests          $  83,345  279,147    (70%)
Partnership distributions                  $ 179,000  363,956    (51%)
Limited partner distributions              $ 163,600  331,256    (51%)
Per unit distribution to limited partners  $   30.20    61.14    (51%)
Number of limited partner units                5,418    5,418

Revenues

The Partnership's income from net profits interests decreased to $83,345 from $279,147 for the years ended December 31, 1998 and 1997, respectively, a decrease of 70%. The principal factors affecting the comparison of the years ended December 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1998 as compared to the year ended December 31, 1997 by 40%, or $7.47 per barrel, resulting in a decrease of approximately $120,300 in income from net profits interests. Oil sales represented 39% of total oil and gas sales during the year ended December 31, 1998 as compared to 45% during the year ended December 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 25%, or $.56 per mcf, resulting in a decrease of approximately $90,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $211,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,100 barrels or 25% during the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulting in a decrease of approximately $46,500 in income from net profits interests.

    Gas production decreased approximately 36,800 mcf or 23% during the same period, resulting in a decrease of approximately $62,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $108,700. The decline in oil and gas production is due primarily to property sales and a gas plant explosion which stopped production on some wells for March and April of 1998.

3. Lease operating costs and production taxes were 32% lower, or approximately $123,800 less during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Lease operating costs decreased primarily due to property sales.

4. As of December 31, 1998, miscellaneous expense was approximately $30,159. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. This income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,706 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

Costs and Expenses

Total costs and expenses increased to $643,220 from $510,897 for the years ended December 31, 1998 and 1997, respectively, an increase of 26%. The increase is the result of higher general and administrative costs and provision for impairment, partially offset by a decrease in depletion expense.

1. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 9% or approximately $4,200 during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

2. Depletion expense decreased to $187,000 for the year ended December 31, 1998 from $249,000 for the same period in 1997. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   A  contributing factor to the decrease in depletion expense between  the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $17,000 as of December 31, 1997.

    The Partnership reduced the net capitalized costs of oil and gas properties by $402,040. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

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

1. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than one percent or approximately $100 during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

3. Depletion expense increased to $249,000 for the year ended December 31, 1997 from $186,000 for the same period in 1996. This represents an increase of 34%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income or (loss) for the years ended December 31, 1998, 1997 and 1996 was $(588,592), $(133,264) and $285,720 respectively.
Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income for the years ended December 31, 1998, 1997 and 1996 would have been $448, $327,711 and $481,493, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1998, 1997 and 1996 were $179,000, $363,956 and 454,785, respectively.
These differences are indicative of the changes in oil and gas prices, production and properties during 1998, 1997 and 1996.

The  sources  for  the  1998 distributions of $179,000  were  oil  and  gas operations of approximately $106,900 and the change in oil and gas properties of approximately $77,300, result in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $363,956 were oil and gas operations of approximately $366,400 and the change in oil and gas properties of approximately $43,200, result in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $454,785 were oil and gas operations of approximately $379,900, refund of excess capital of approximately $48,100 and property sales of approximately $6,200, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1998 were $179,000 of which $163,600 was distributed to the limited partners and $15,400 to the general partners. The per unit distribution to limited partners during the same period was $30.20. Total distributions during the year ended December 31, 1997 were $363,956 of which $331,256 was distributed to the limited partners and $32,700 to the general partners. The per unit distribution to limited partners during the same period was $61.14. Total distributions during the year ended December 31, 1996 were $454,785 of which $414,535 was distributed to the limited partners and $40,250 to the general partners. The per unit distribution to limited partners during the same period was $76.51.

Since inception of the Partnership, cumulative monthly cash distributions of $1,534,448 have been made to the partners. As of December 31, 1998, $1,403,198 or $258.99 per limited partner unit, has been distributed to the limited partners, representing a 52% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $106,900 in 1998 compared to $366,400 in 1997 and approximately $379,900 in 1996. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or investing activities were approximately $77,300 in 1998 compared to $43,200 in 1997 and approximately $7,900 in 1996. The principal source of the 1998 cash flow from investing activities was from the sale of oil and gas properties.

Cash flows provided by financing activities were approximately $179,000  in
1998 compared to $364,000 in 1997 and approximately $454,800 in 1996.   The
only 1998 use in financing activities was the distributions to partners.

As of December 31, 1998, the Partnership had approximately $88,300 in working capital. The Managing General Partner knows of no other commitments and believes the revenues generated from operations will be adequate to meet the operating needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Information Systems for the Year 2000

The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner is continuing in its effort to identify and assess its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated a plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment

The Managing General Partner currently believes it has identified the internal and external software and hardware that may have date sensitivity problems. Four critical systems and/or functions were identified: (1) the proprietary software of the Partnership (OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system, (3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership is currently in process of meeting compliance requirements with an estimated completion date of mid-year 1999. Since this is an internally generated software package, the Managing General Partner has estimated the cost to be approximately $25,000 by estimating the necessary man-hours. These modifications are being made by internal staff and do not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems being modified, it is anticipated that some problems may arise, but with an expected early completion date, the Managing General Partner feels that adequate time is available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It will be installed in August 1999, the Managing General Partner believes that this will solve any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is working with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by mid-year 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

Cost

To date, the Managing General Partner has incurred only minimal internal man-hour costs for identification, planning, and maintenance. The Managing General Partner believes that the necessary additional costs will also be minimal and most will fall under normal and general maintenance procedures and updates. An accurate cost cannot be determined at this time, but it is expected that the total cost to remediate all systems to be less than $50,000.

Risks/Contingency

The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, until all assessment is complete, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than mid-year 1999.

Worst Case Scenario

The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            22

Balance Sheets                                                          24

Statements of Operations                                                25

Statement of Changes in Partners' Equity                                26

Statements of Cash Flows                                                27

Notes to Financial Statements                                           29

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund XI-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-A, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                        KPMG LLP



Midland, Texas
March 18, 1999

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties Institutional
 Income Fund XI-A, L.P.
Midland, Texas

We have audited the accompanying statements of operations, changes in partners' equity and cash flows of Southwest Royalties Institutional Income Fund XI-A, L.P. for the year ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in partners equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in partners equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, changes in partners equity and cash flows. We believe that our audit of the statements of operations, changes in partners equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, changes in partners equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Southwest Royalties Institutional Income Fund XI-A, L.P. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1998 and 1997


                                                      1998          1997
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        57,406       52,190
 Receivable from Managing General Partner             30,869       85,473
 Accounts receivable                                       -       53,536

---------                                    ---------
                                                 Total    current    assets
88,275                                       191,199

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,029,769    2,105,397
  Less accumulated depreciation,
                                               depletion  and  amortization
1,541,862                                    952,822

---------                                    ---------
                                              Net  oil  and gas  properties
487,907                                      1,152,575

---------                                    ---------
                                                                          $
576,182                                      1,343,774

=========                                    =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $      (25,178)     (12,839)
 Limited partners                                    601,360    1,356,613

---------                                    ---------
                                                Total    partners'   equity
576,182                                      1,343,774

---------                                    ---------
                                                                          $
576,182                                      1,343,774

=========                                    =========
























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1998, 1997 and 1996


                                                 1998      1997      1996
                                                 ----      ----      ----
  Revenues

Income from net profits interests         $     83,345   279,147  451,477
Interest                                         1,441     4,062    2,362
Miscellaneous income                          (30,159)    94,424   77,669
                                                                    -------
-------                                   ------
                                                                     54,628
377,633                                   531,508
                                                                    -------
-------                                   ------
  Expenses

General and administrative                      54,180    49,922   50,015
Depreciation, depletion and amortization       187,000   258,153  195,773
Provision for impairment of oil and gas
 properties                                    402,040   202,822        -
                                                                    -------
-------                                   ------
                                                                    643,220
510,897                                   245,788
                                                                    -------
-------                                   ------
Net income (loss)                         $  (588,592) (133,264)  285,720
                                                                    =======
=======                                   ======
Net income (loss) allocated to:

 Managing General Partner                 $      2,755    20,996   36,344
                                                                    =======
=======                                   ======
 General partner                          $        306     2,333    4,038
                                                                    =======
=======                                   ======
 Limited partners                         $  (591,653) (156,593)  245,338
                                                                    =======
=======                                   ======
  Per limited partner unit                $    (109.20)  (28.90)    45.28
                                                                    =======
=======                                   ======
























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
                Years ended December 31, 1998, 1997, 1996


                                               General  Limited
                                               Partners Partners   Total
                                               -------- --------   -----

Balance at December 31, 1995              $    (3,600) 2,013,6592,010,059

 Net income                                     40,382   245,338  285,720

 Distributions                                (40,250) (414,535)(454,785)
                                                                    -------
---------                                 ---------
Balance at December 31, 1996                   (3,468) 1,844,4621,840,994

 Net income (loss)                              23,329 (156,593)(133,264)

 Distributions                                (32,700) (331,256)(363,956)
                                                                    -------
---------                                 ---------
Balance at December 31, 1997                  (12,839) 1,356,6131,343,774

 Net income (loss)                               3,061 (591,653)(588,592)

 Distributions                                (15,400) (163,600)(179,000)
                                                                    -------
---------                                 ---------
Balance at December 31, 1998              $   (25,178)   601,360  576,182
                                                                     ======
==========                                =========































                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1998, 1997 and 1996


                                                1998       1997      1996
                                                ----       ----      ----
Cash flows from operating activities:

 Cash received from net profits interests $    139,461   412,279  427,599
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(33,964)                                  (49,922)(50,015)
 Interest received                               1,441     4,062    2,362
                                                                  ---------
---------                                 ---------
   Net  cash provided by operating activities              106,938  366,419
379,946
                                                                  ---------
---------                                 ---------
Cash flows from investing activities:

 Organization costs                                  -         -    1,682
 Additions to oil and gas properties                 -         -        -
 Sale of oil and gas properties                 77,278    43,152    6,199
                                                                  ---------
---------                                 ---------
  Net cash provided by investing
                                           activities      77,278    43,152
7,881
                                                                  ---------
---------                                 ---------
Cash flows from financing activities:

 Distributions to partners                   (179,000) (363,976)(454,765)
                                                                  ---------
---------                                 ---------
  Net increase (decrease) in cash and cash
                                           equivalents      5,216    45,595
(66,938)

 Beginning of period                            52,190     6,595   73,533
                                                                  ---------
---------                                 ---------
 End of period                            $     57,406    52,190    6,595
                                                                  =========
=========                                 =========


(continued)





















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1998, 1997 and 1996


                                                 1998      1997      1996
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $  (588,592) (133,264)  285,720

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization               187,000   258,153
195,773
  Provision for impairment of oil and gas
                                           properties     402,040   202,822
-
  Decrease (increase) in receivables            56,116    38,708(101,547)
  Increase in payables                          50,374         -        -
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    106,938   366,419  379,946
                                                                    =======
=======                                   =======

Supplemental schedule of noncash investing and financing activities:

  Oil and gas properties included in receivable
                                           from Managing General Partner  $
- 1,650                                   -
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

          (2) Organization and Offering Expenses (including all costs of selling and organizing the offering) include a payment by the Partnership of an amount equal to three percent (3%) of Capital Contributions for reimbursement of such expenses. All Organization Costs (which excludes sales commissions and fees) in excess of three percent (3%) of Capital Contributions with respect to a Partnership will be allocated to and paid by the Managing General Partner.

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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $402,040 was made to the financial statement. As of December 31, 1997, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $202,822 was made to the financial statement. As December 31, 1996 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method, the Partnership recognizes sales revenue on all gas sold. As of December 31, 1998 there were no significant amounts of imbalance in terms of units and value. As of December 31, 1997 and 1996 the Partnership was over produced by 3,521 and 2,974 mcf.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1998 and 1997 is $517,965 and $136,512 more, respectively, as that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 1998, 1997 and 1996 there were 5,418 limited partner units outstanding held by 221 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

4.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

     The Partnership is subject to various federal, state, and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Commitments and Contingent Liabilities - continued
     As of December 31, 1998, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $60,100, $70,000 and $73,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $10, $500 and $2,400 for the years ended December 31, 1998, 1997 and 1996, respectively and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest  Royalties,  Inc., the Managing General  Partner,  was  paid
     $37,442  during  1998  and  $42,000  during  1997  and  1996,  as   an
     administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $30,869 and $85,473 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1998 and 1997.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal service provided to the Partnership for the year ended December 31, 1998, and approximating $30 and $120 for the years ended December 31, 1997 and 1996, respectively.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 63% of the Partnership's total oil and gas production during 1998: American Processing for 22%, Nustar Joint Venture for 14%, Navajo Refining Company, Inc. for 14% and Southwestern Energy Prod. Company for 13%. Two purchasers accounted for 37% of the Partnership's total oil and gas production during 1997:
     American Processing for 24%, and Navajo Refining Company, Inc. for 13%. Three purchasers accounted for 47% of the Partnership's total oil and gas production during 1996: American Processing 20%, Navajo Refining Company, Inc. 14% and Torch Operating Company 13%. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)   Gas (mcf)
                                                     ----------   ---------

     Proved developed and undeveloped
      reserves -

     January 1, 1996                                 163,000     1,946,000

       Revision of estimates in place                 23,000       194,000
       Production                                   (20,000)     (202,000)
       Sale of minerals in place                           -      (72,000)
                                                     -------     ---------
     December 31, 1996                               166,000     1,866,000

       Revision of estimates in place               (56,000)     (695,000)
       Production                                   (16,000)     (162,000)
       Sale of minerals in place                     (2,000)       (1,000)
                                                     -------     ---------
     December 31, 1997                                92,000     1,008,000

       Revision of estimates in place               (33,000)      (16,000)
       Production                                   (12,000)     (125,000)
       Sale of minerals in place                    (20,000)     (104,000)
                                                     -------     ---------
     December 31, 1998                                27,000       763,000
                                                     =======     =========


         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued

     Proved developed reserves -
                                                       Oil  (bbls)      Gas
(mcf)
                                                     ----------    --------
-

     December 31, 1996                               165,000     1,821,000
                                                     =======     =========
     December 31, 1997                                91,000       965,000
                                                     =======     =========
     December 31, 1998                                27,000       753,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1998 of $12.05 was used as the beginning basis for the oil price. Oil price adjustments  from  $12.05  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $9.22 per barrel in the preparation of the reserve report as of January 1, 1999.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.48 per Mcf in the preparation of the reserve report as of January 1, 1999.

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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998, 1997 and 1996 is presented below:

                                              1998      1997         1996
                                              ----      ----         ----

     Future cash inflows, net of
       production and development
      costs                             $    733,000  1,709,000  5,948,000
     10% annual discount for
       estimated timing of cash
      flows                                  245,000    556,000  2,454,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $    488,000  1,153,000  3,494,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                              1998        1997        1996
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $   (83,000)  (279,000)  (841,000)
      Changes in prices and production costs           (349,000)(1,912,000)
1,999,000
     Changes of production rates
       (timing) and others                 (110,000)    262,000    146,000
     Revisions of previous
       quantities estimates                (118,000)  (758,000)  (315,000)
     Accretion of discount                   115,000    349,000    337,000
     Sales of minerals in place            (120,000)    (3,000)   (36,000)
     Discounted future net
       cash flows -
      Beginning of year                    1,153,000  3,494,000  2,204,000
                                           ---------  ---------  ---------
      End of year                       $    488,000  1,153,000  3,494,000
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

The report of Joseph Decosimo and Company on the financial statements for the fiscal year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audit for the fiscal year ended December 31, 1996 and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such year.

The Registrant has requested that Joseph Decosimo and Company furnish it with a letter addressed to the SEC stating whether or not is agrees with the above statements. A copy of that letter is included as Exhibit 16 and has been filed with the Securities and Exchange Commission.

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      43     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              42          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Jon P. Tate                             41     Vice  President,  Land   and
                                        Assistant Secretary

R. Douglas Keathley         43          Vice President, Operations

J. Steven Person            40          Vice President, Marketing

Paul L. Morris              57          Director

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

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with Columbia Gas System, Inc.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 46, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 49, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 32, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 57, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 42, assumed her position with the Managing General Partner in April 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 52, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $37,442 during 1998 as an annual administrative fee.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     14.4%
                      Interest                     Managing General Partner
326 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   14.4%
                      Interest                      Chairman of the  Board,
326 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   14.4%
                     Interest                     Secretary and Director of
326 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   14.4%
                     Interest                     Vice President and CFO of
326 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns   14.4%
                      Interest                     Vice President, Land and
326 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   14.4%
                     Interest                     Vice President, Marketing
326 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                                 Amount and
                                                                  Nature of
Percent
                                              Name and Address ofBeneficial
of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  R. Douglas Keathley          Indirectly Owns   14.4%
                     Interest                     Vice President,326 Units
                     Operations of Southwest
                     Royalties, Inc., the
                     Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   14.4%
                      Interest                      Director  of  Southwest
326 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In   1998,   the   Managing  General  Partners  received  $37,442   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $60,100 for administrative overhead attributable to operating such properties during 1998.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $10 for the year ended December 31, 1998.

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

                  27   Financial Data Schedule

          (b)  Report on Form 8-K

                  The  Partnership filed an 8-K on October 28,  1998  under
                  Item 2 "Acquisition or Disposition of Asset." On December 15, 1998 an 8-K/A was filed concerning proforma information the disposition.

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


                          Date:    March 31, 1999


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


Date:  March 31, 1999


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 1999