Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 1999-08-12
CIK 887424

17 of 16
G                               FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     29,512          57,406
 Receivable from Managing General Partner          28,959          30,869
                                                ---------       ---------
    Total current assets                           58,471          88,275
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,029,774       2,029,769
  Less accumulated depreciation,
   depletion and amortization                   1,569,862       1,541,862
                                                ---------       ---------
    Net oil and gas properties                    459,912         487,907
                                                ---------       ---------
                                             $    518,383         576,182
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $   (26,762)        (25,178)
 Limited partners                                 545,145         601,360
                                                ---------       ---------
    Total partners' equity                        518,383         576,182
                                                ---------       ---------
                                             $    518,383         576,182
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income from net profits
 interests                    $    46,930     16,735     56,494     45,884
Interest                              447        374        930        947
Miscellaneous income               21,000          -     20,999          -
                                  -------    -------    -------    -------
                                   68,377     17,109     78,423     46,831
                                  -------    -------    -------    -------

  Expenses

General and administrative         11,329     15,067     23,262     33,540
Depreciation, depletion and
 amortization                      13,000     41,000     28,000     74,000
Provision for impairment of
 oil and gas properties                 -    147,497          -    147,497
Miscellaneous expense                   -     52,706          -     55,095
                                  -------    -------    -------    -------
                                   24,329    256,270     51,262    310,132
                                  -------    -------    -------    -------
Net income (loss)             $    44,048  (239,161)     27,161  (263,301)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     3,244        184      3,075      1,196
                                  =======    =======    =======    =======
 General Partner              $       361         20        341        133
                                  =======    =======    =======    =======
 Limited partners             $    40,443  (239,365)     23,745  (264,630)
                                  =======    =======    =======    =======
  Per limited partner unit    $      7.46    (44.18)      4.38     (48.84)
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $    50,403     86,379
 Cash paid to suppliers                                   5,738       (25)
 Interest received                                          930        947
                                                        -------    -------
  Net cash provided by operating activities              57,071     87,301
                                                        -------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                           -      3,808
 Additions to oil and gas properties                        (5)          -
                                                        -------    -------
  Net cash provided by (used in) by
   investing activities                                     (5)      3,808
                                                        -------    -------

Cash flows used in financing activities:

 Distributions to partners                             (84,960)  (139,863)
                                                        -------    -------
Net decrease in cash and cash equivalents              (27,894)   (48,754)

 Beginning of period                                     57,406     52,190
                                                        -------    -------
 End of period                                      $    29,512      3,436
                                                        =======    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    27,161  (263,301)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               28,000     74,000
  Provision for impairment of oil and gas
   properties                                                 -    147,497
  (Increase) decrease in receivables                    (6,091)     40,495
  Increase in payables                                    8,001     88,610
                                                        -------    -------
Net cash provided by operating activities           $    57,071     87,301
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized cost did not exceed the estimated present value of reserves as of June 30, 1999. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    14.69     11.90      23%
Average price per mcf of gas             $     2.06      1.99       4%
Oil production in barrels                     2,400     3,550    (32%)
Gas production in mcf                        28,200    27,100       4%
Income from net profits interests        $   46,930    16,735     180%
Partnership distributions                $   40,000    32,000      25%
Limited partner distributions            $   36,000    28,800      25%
Per unit distribution to limited
 partners                                $     6.64      5.32      25%
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $46,930 from $16,735 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 180%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 23%, or $2.79 per barrel, resulting in an increase of approximately $9,900 in income from net profits interests. Oil sales represented 38% and 44% of total oil and gas sales during the quarters ended June 30, 1999 and 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.07 per mcf, resulting in an increase of approximately $1,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $11,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,150 barrels or 32% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $16,900 in income from net profits interests.

    Gas production increased approximately 1,100 mcf or 4% during the same period, resulting in an increase of approximately $2,300 in income from net profits interests.

    The  net total decrease in income from net profits interests due to the
    change  in  production  is  approximately  $14,600.   The  decrease  in
    production was primarily due to property sales in 1998.

3. Lease operating costs and production taxes were 41% lower, or approximately $32,900 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $24,329 from $256,270 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 90%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 25% or approximately $3,700 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $13,000 for the quarter ended June 30, 1999 from $41,000 for the same period in 1998. This represents a decrease of 68%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was sold effective May 1998.

4. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. This income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,706 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

B.  General  Comparison of the Six Month Periods Ended June  30,  1999  and
    1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.10     11.81        2%
Average price per mcf of gas             $     1.85      1.80        3%
Oil production in barrels                     4,300     7,200     (40%)
Gas production in mcf                        52,900    64,500     (18%)
Income from net profits interests        $   56,494    45,884       23%
Partnership distributions                $   84,960   140,000     (39%)
Limited partner distributions            $   79,960   126,000     (37%)
Per unit distribution to limited
 partners                                $    14.76     23.26     (37%)
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $56,494 from $45,884 for the six months ended June 30, 1999 and 1998, respectively, an increase of 23%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 2%, or $.29 per barrel, resulting in an increase of approximately $2,100 in income from net profits interests. Oil sales represented 35% of total oil and gas sales during the six months ended June 30, 1999 as compared to 42% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.05 per mcf, resulting in an increase of approximately $3,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $5,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 40% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $35,100 in income from net profits interests.

    Gas production decreased approximately 11,600 mcf or 18% during the same period, resulting in a decrease of approximately $21,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $56,600.   The  decrease  in
    production was due primarily to property sales in 1998.

3. Lease operating costs and production taxes were 40% lower, or approximately $61,500 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $51,262 from $310,132 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 83%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 31% or approximately $10,300 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $28,000 for the six months ended June 30, 1999 from $74,000 for the same period in 1998. This represents a decrease of 62%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was sold effective May 1998.

4. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. This income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,706 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $57,100 in the six months ended June 30, 1999 as compared to approximately $87,300 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(5) in the six months ended June 30, 1999 as compared to approximately $3,800 in the six months ended June 30, 1998.

Cash flows used in financing activities were approximately $85,000 in the six months ended June 30, 1999 as compared to approximately $140,000 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $84,960 of which $79,960 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $14.76. Total distributions during the six months ended June 30, 1998 were $140,000 of which $126,000 was distributed to the limited partners and $14,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $23.26.

The source for the 1999 distributions of $84,960 was oil and gas operations of approximately $57,100, with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $140,000 were oil and gas operations of approximately $87,300, the sale of oil and gas properties of approximately $3,800.

Since inception of the Partnership, cumulative monthly cash distributions of $1,619,408 have been made to the partners. As of June 30, 1999, $1,483,158 or $273.75 per limited partner unit has been distributed to the limited partners, representing a 55% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $58,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 1999.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date: August 15, 1999            By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer