Form 10-K
period 1999-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2000-03-22
CIK 887424

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

     The total number of pages contained in this report is 41.  There is no exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             37

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         37

13.  Certain Relationships and Related Transactions                     39

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        40

     Signatures                                                         41

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

Oil prices experienced a year of recovery during 1999. After seeing prices languish near $10 per barrel in December 1998, a rebound occurred that would briefly push NYMEX pricing over $27 in late November 1999. Crude oil prices reached $20 per barrel in mid-July and would not fall below $21 the rest of the year. There were drastic improvements to the main factors that gave rise to the worst price depression in history. These improvements provoked a spike in crude oil prices to levels not seen since the Gulf War. First, OPEC has done a remarkable job of adhering to production cuts agreed to in March, despite the temptation to cheat given current pricing. As prices have risen over the last twelve months, OPEC has consistently maintained a compliance rate above 90 percent. Also, most foreign markets are well on their way to recovery, greatly increasing the demand for energy in those countries. These and other factors have eliminated the "oversupply" of crude oil that we experienced in 1998. The near month contract for crude oil settled at $25.60 per barrel on December 30, 1999.

In 1999 natural gas prices rose 10% to an average of $2.18/MMBtu, 18 cents higher than the $2.00/MMBtu average seen in 1998. Despite warmer-than-normal heating seasons at both ends of the year, 1999 was the fourth year in a row that prices averaged $2.00/MMBtu or above. Citing lower storage levels and a rising demand for natural gas, industry experts are predicting a "healthy jump" in prices for 2000.  Although higher prices in 1999 fueled an  increase in production, end of year gas in storage nationwide  is  only
75% of capacity as compared to 87% at the end of 1998.  Further, gas demand is expected to continue to increase at a faster pace than the amount of gas being replaced. A record breaking 70% of single-family homes built in 1999 were equipped with natural gas services ranging from traditional heating to
water   heating,   cooking  and  grilling.   Based  on  these   encouraging
statistics, we remain optimistic in our expectation of slightly higher natural gas prices in the coming year, hopefully seeing an average above the $2.20/MMBtu level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1999          37%          63%
                    1998          39%          61%
                    1997          45%          55%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 80% of the Partnership's total oil and gas production during 1999: Sid Richardson Gasoline Co. for 29%, Phillip 66 for 23%, Navajo Refining Company, Inc. for 18% and Southwestern Energy Prod. Company for 10%. Four purchasers accounted for 63% of the Partnership's total oil and gas production during 1998: American Processing for 22%, Nustar Joint Venture for 14%, Navajo Refining Company, Inc. for 14% and Southwestern Energy Prod. Company for 13%. Two purchasers accounted for 37% of the Partnership's total oil and gas production during 1997: American
Processing for 24%, and Navajo Refining Company, Inc. for 13%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees

The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999, there were 97 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1999, the Partnership possessed an interest in oil and gas properties located in Escambia and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; La Fourche, Pointe Coupe and Terrebonne Parishes of Louisiana; Eddy County of New Mexico; Custer, Roger Mills and Washita Counties of Oklahoma; and Dewitt, Dickens, Fayette, Gaines, Hemphill, Howard, Live Oak, Reagan, Reeves, Upton, Ward, Winkler, and Yoakum Counties of Texas. These properties consist of various interests in 102 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 1999 and 1998.

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

There were no property sales during 1999. During 1998, fifty-five leases were sold for approximately $78,900. During 1997, four leases were sold for approximately $44,700.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of          Proved Reserves*
Name and Location   and Interest        Wells        Oil (bbls)  Gas (mcf)
-----------------   -----------         -----        ---------   ---------

Custer & Wright       11/94 at 1%        33         35,000        611,000
Winkler County,       to 40% net
Texas                 profits interests

Elizabeth Windham     10/94 at 28.9%      1              -        109,000
Upton County, Texas   net profits
                      interests

Webb Lease            5/94 at 12.5%       4         21,000          9,000
Yoakum County,        net profits
Texas                 interests

*Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $22.81 per barrel in the preparation of the reserve report as of January 1, 2000.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.98 per Mcf in the preparation of the reserve report as of January 1, 2000.

As also discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil prices were subject to frequent changes in 1999.

The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 1999, 10 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $108.72 per unit. There were no limited partner units were purchased by the Managing General Partner, during 1998. In 1997, 126 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $192.93 per unit.

Number of Limited Partner Interest Holders

As of December 31, 1999, there were 220 holders of limited partner units in the Partnership.

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

During 1999, distributions were made totaling $179,960, with $165,460 distributed to the limited partners and $14,500 to the general partners. For the year ended December 31, 1999, distributions of $30.54 per limited partner unit were made, based upon 5,418 limited partner units outstanding. During 1998, distributions were made totaling $179,000, with $163,600 distributed to the limited partners and $15,400 to the general partners. For the year ended December 31, 1998, distributions of $30.20 per limited partner unit were made, based upon 5,418 limited partner units outstanding. During 1997, twelve monthly distributions were made totaling $363,956, with $331,256 distributed to the limited partners and $32,700 to the general partners. For the year ended December 31, 1997, distributions of $61.14 per limited partner unit were made, based upon 5,418 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the financial statements included in Item 8:

                                        Year ended December 31,
                       -------------------------------------------------------
                            1999       1998      1997     1996       1995
                            ----       ----      ----     ----       ----
Revenues              $   221,645      54,628   377,633 531,508   342,727

Net income (loss)         129,630   (588,592) (133,264) 285,720    42,213

Partners' share of net
 income (loss):

  General partners         15,863       3,061    23,329  40,382    29,253

  Limited partners        113,767   (591,653) (156,593) 245,338    12,960

  Limited partners' net
   income per unit          21.00    (109.20)   (28.90)   45.28      2.39

  Limited partners' cash
    distribution per unit                30.54     30.20   61.14      76.51
71.78

  Total assets        $   525,852     576,182 1,343,7741,841,0142,010,059

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

Based on current conditions, management anticipates performing few workovers during 2000 to enhance production. Additional workovers may be performed in the year 2003. The partnership may have an increase in production volumes for the year 2003, otherwise, the Partnership will most likely experience the historical production decline of approximately 12% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1999 and 1998

The following table provides certain information regarding performance factors for the years ended December 31, 1999 and 1998:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----    --------

Average price per barrel of oil            $   16.56    11.33      46%
Average price per mcf of gas               $    2.26     1.69      34%
Oil production in barrels                      8,390   12,000    (30%)
Gas production in mcf                        105,480  125,100    (16%)
Income from net profits interests          $ 198,794   83,345     139%
Partnership distributions                  $ 179,960  179,000       1%
Limited partner distributions              $ 165,460  163,600       1%
Per unit distribution to limited partners  $   30.54    30.20       1%
Number of limited partner units                5,418    5,418

Revenues

The Partnership's income from net profits interests increased to $198,794 from $83,345 for the years ended December 31, 1999 and 1998, respectively, an increase of 139%. The principal factors affecting the comparison of the years ended December 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998 by 46%, or $5.23 per barrel, resulting in an increase of approximately $62,800 in income from net profits interests. Oil sales represented 37% of total oil and gas sales during the year ended December 31, 1999 as compared to 39% during the year ended December 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 34%, or $.57 per mcf, resulting in an increase of approximately $71,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $134,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,610 barrels or 30% during the year ended December 31, 1999 as compared to the year ended December 31, 1998, resulting in a decrease of approximately $59,800 in income from net profits interests.

    Gas production decreased approximately 19,620 mcf or 16% during the same period, resulting in a decrease of approximately $44,300 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately $104,100.   The  decrease  in
    production is due primarily to property sales during 1998.

3. Lease operating costs and production taxes were 32% lower, or approximately $85,400 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in lease operating costs are due primarily to property sales during 1998.

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

Costs and Expenses

Total costs and expenses decreased to $92,015 from $643,220 for the years ended December 31, 1999 and 1998, respectively, a decrease of 86%. The decrease is the result of lower general and administrative costs, provision for impairment and depletion expense.

1. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 22% or approximately $12,200 during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease of general and administrative costs were due in part to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation and a change in auditors requiring opinions from both the predecessors and successor auditors. Additionally, the Managing General Partner in its effort to cut back on general and administrative costs whenever and wherever possible was able to reduce the cost of reserve reports and K-1 tax package preparation during 1999.

2. Depletion expense decreased to $50,000 for the year ended December 31, 1999 from $187,000 for the same period in 1998. This represents a decrease
   of  73%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   A  contributing factor to the decrease in depletion expense between  the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2000 as compared to 1999. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $74,000 as of December 31, 1998.

    The Partnership reduced the net capitalized costs of oil and gas properties during 1998 by $402,040. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies
    - Oil and Gas Properties.

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

3. Depletion expense decreased to $187,000 for the year ended December 31, 1998 from $249,000 for the same period in 1997. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income or (loss) for the years ended December 31, 1999, 1998 and 1997 was $129,630, $(588,592) and $(133,264) respectively.
Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income for the years ended December 31, 1999, 1998 and 1997 would have been $179,630, $448 and $327,711, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1999, 1998 and 1997 were $179,960, $179,000 and $363,956, respectively.
These differences are indicative of the changes in oil and gas prices, production and properties during 1999, 1998 and 1997.

The sources for the 1999 distributions of $179,960 were oil and gas operations of approximately $152,700, with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $179,000 were oil and gas operations of approximately $106,900 and the change in oil and gas properties of approximately $77,300, result in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $363,956 were oil and gas operations of approximately $366,400 and the change in oil and gas properties of approximately $43,200, result in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1999 were $179,960 of which $165,460 was distributed to the limited partners and $14,500 to the general partners. The per unit distribution to limited partners during the same period was $30.54. Total distributions during the year ended December 31, 1998 were $179,000 of which $163,600 was distributed to the limited partners and $15,400 to the general partners. The per unit distribution to limited partners during the same period was $30.20. Total distributions during the year ended December 31, 1997 were $363,956 of which $331,256 was distributed to the limited partners and $32,700 to the general partners. The per unit distribution to limited partners during the same period was $61.14.

Since inception of the Partnership, cumulative monthly cash distributions of $1,714,408 have been made to the partners. As of December 31, 1999, $1,568,658 or $289.53 per limited partner unit, has been distributed to the limited partners, representing a 58% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $152,700 in 1999 compared to $106,900 in 1998 and approximately $366,400 in 1997. The primary source of the 1999 cash flow from operating activities was profitable operations.

There  were  no  investing activities for 1999.   Cash  flows  provided  by
investing activities were approximately $77,300 in 1998 and approximately $43,200 in 1997.

Cash flows provided by financing activities were approximately $180,000  in
1999 compared to $179,000 in 1998 and approximately $364,000 in 1997.   The
only 1999 use in financing activities was the distributions to partners.

As of December 31, 1999, the Partnership had approximately $87,900 in working capital. The Managing General Partner knows of no other commitments and believes the revenues generated from operations will be adequate to meet the operating needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             19

Balance Sheets                                                          20

Statements of Operations                                                21

Statement of Changes in Partners' Equity                                22

Statements of Cash Flows                                                23

Notes to Financial Statements                                           25

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund XI-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-A, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.








                                                  KPMG LLP



Midland, Texas
March 10, 2000

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


                                                      1999          1998
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        30,195       57,406
 Receivable from Managing General Partner             57,750       30,869

---------                                    ---------
                                                 Total    current    assets
87,945                                       88,275

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,029,769    2,029,769
  Less accumulated depreciation,
                                               depletion  and  amortization
1,591,862                                    1,541,862

---------                                    ---------
                                              Net  oil  and gas  properties
437,907                                      487,907

---------                                    ---------
                                                                          $
525,852                                      576,182

=========                                    =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $      (23,815)     (25,178)
 Limited partners                                    549,667      601,360

---------                                    ---------
                                                Total    partners'   equity
525,852                                      576,182

---------                                    ---------
                                                                          $
525,852                                      576,182

=========                                    =========
























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1999, 1998 and 1997


                                                 1999      1998      1997
                                                 ----      ----      ----
  Revenues

Income from net profits interests         $    198,794    83,345  279,147
Interest                                         1,851     1,441    4,062
Miscellaneous income                            21,000  (30,159)   94,424
                                                                    -------
-------                                   -------
                                                                    221,645
54,628                                    377,633
                                                                    -------
-------                                   -------
  Expenses

General and administrative                      42,015    54,180   49,922
Depreciation, depletion and amortization        50,000   187,000  258,153
Provision for impairment of oil and gas
 properties                                          -   402,040  202,822
                                                                    -------
-------                                   -------
                                                                     92,015
643,220                                   510,897
                                                                    -------
-------                                   -------
Net income (loss)                         $    129,630 (588,592)(133,264)
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     14,277     2,755   20,996
                                                                    =======
=======                                   =======
 General partner                          $      1,586       306    2,333
                                                                    =======
=======                                   =======
 Limited partners                         $    113,767 (591,653)(156,593)
                                                                    =======
=======                                   =======
  Per limited partner unit                $      21.00   (109.20)  (28.90)
                                                                    =======
=======                                   =======
























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
                Years ended December 31, 1999, 1998, 1997


                                               General  Limited
                                               Partners Partners   Total
                                               -------- --------   -----
Balance at December 31, 1996              $    (3,468) 1,844,4621,840,994

 Net income (loss)                              23,329 (156,593)(133,264)

 Distributions                                (32,700) (331,256)(363,956)
                                                                    -------
---------                                 ---------
Balance at December 31, 1997                  (12,839) 1,356,6131,343,774

 Net income (loss)                               3,061 (591,653)(588,592)

 Distributions                                (15,400) (163,600)(179,000)
                                                                    -------
---------                                 ---------
Balance at December 31, 1998                  (25,178)   601,360  576,182

 Net income                                     15,863   113,767  129,630

 Distributions                                (14,500) (165,460)(179,960)
                                                                    -------
---------                                 ---------
Balance at December 31, 1999              $   (23,815)   549,667  525,852
                                                                     ======
==========                                =========































                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1999, 1998 and 1997


                                                1999       1998      1997
                                                ----       ----      ----
Cash flows from operating activities:

 Cash received from net profits interests $    163,960   139,461  412,279
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(13,062)                                  (33,964)(49,922)
 Interest received                               1,851     1,441    4,062
                                                                  ---------
---------                                 ---------
   Net  cash provided by operating activities              152,749  106,938
366,419
                                                                  ---------
---------                                 ---------
Cash flows from investing activities:

 Sale of oil and gas properties                      -    77,278   43,152
                                                                  ---------
---------                                 ---------
Cash flows from financing activities:

 Distributions to partners                   (179,960) (179,000)(363,976)
                                                                  ---------
---------                                 ---------
  Net increase (decrease) in cash and cash
                                           equivalents   (27,211)     5,216
45,595

 Beginning of period                            57,406    52,190    6,595
                                                                  ---------
---------                                 ---------
 End of period                            $     30,195    57,406   52,190
                                                                  =========
=========                                 =========


(continued)





















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1999, 1998 and 1997


                                                 1999      1998      1997
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    129,630 (588,592)(133,264)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                50,000   187,000
258,153
  Provision for impairment of oil and gas
                                           properties           -   402,040
202,822
  Decrease (increase) in receivables          (34,834)    56,116   38,708
  Increase in payables                           7,953    50,374        -
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    152,749   106,938  366,419
                                                                    =======
=======                                   =======

Supplemental schedule of noncash investing and financing activities:

  Oil and gas properties included in receivable
                                           from Managing General Partner  $
- -                                       1,650
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As December 31, 1999 the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves thus an adjustment of $402,040 was made to the financial statement. As of December 31, 1997, the net capitalized cost exceeded the estimated present value of oil and gas reserves thus an adjustment of $202,822 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method, the Partnership recognizes sales revenue on all gas sold. As of December 31, 1999 and 1998 there were no significant amounts of imbalance in terms of units and value. As of December 31, 1997 the Partnership was over produced by 3,521.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1999 and 1998 is $482,437 and $517,965 more, respectively, as that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 1999, 1998 and 1997 there were 5,418 limited partner units outstanding held by 220, 221 and 221 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

     The Partnership is subject to various federal, state, and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Commitments and Contingent Liabilities - continued
     As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $58,400, $60,100 and $70,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,000, $10 and $500 for the years ended December 31, 1999, 1998 and 1997, respectively and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $37,000 during 1999, $37,442 during 1998 and $42,000 during 1997, as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $57,750 and $30,869 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1999 and 1998.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal service provided to the
     Partnership for the year ended December 31, 1999 and 1998, and approximately $30 for the years ended December 31, 1997.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 80% of the Partnership's total oil and gas production during 1999: Sid Richardson Gasoline Co. for 29%, Phillip 66 for 23%, Navajo Refining Company, Inc. for 18% and Southwestern Energy Prod. Company for 10%. Four purchasers accounted for 63% of the Partnership's total oil and gas production during 1998: American Processing for 22%, Nustar Joint Venture for 14%, Navajo Refining Company, Inc. for 14% and Southwestern Energy Prod. Company for 13%. Two purchasers accounted for 37% of the Partnership's total oil and gas production during 1997: American Processing for 24%, and Navajo Refining Company, Inc. for 13%. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)   Gas (mcf)
                                                     ----------   ---------

     Proved developed and undeveloped
      reserves -

     January 1, 1997                                 166,000     1,866,000

       Revision of estimates in place               (56,000)     (695,000)
       Production                                   (16,000)     (162,000)
       Sale of minerals in place                     (2,000)       (1,000)
                                                     -------     ---------
     December 31, 1997                                92,000     1,008,000

       Revision of estimates in place               (33,000)      (16,000)
       Production                                   (12,000)     (125,000)
       Sale of minerals in place                    (20,000)     (104,000)
                                                     -------     ---------
     December 31, 1998                                27,000       763,000

       Revision of estimates in place                 51,000       206,000
       Production                                    (8,000)     (105,000)
                                                     -------     ---------
     December 31, 1999                                70,000       864,000
                                                     =======     =========


         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued

     Proved developed reserves -
                                                       Oil  (bbls)      Gas
(mcf)
                                                     ----------    --------
-

     December 31, 1997                                91,000       965,000
                                                     =======     =========
     December 31, 1998                                27,000       753,000
                                                     =======     =========
     December 31, 1999                                70,000       855,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

     *Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments  from  $25.60  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $22.81 per barrel in the preparation of the reserve report as of January 1, 2000.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.98 per Mcf in the preparation of the reserve report as of January 1, 2000.

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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999, 1998 and 1997 is presented below:

                                              1999      1998         1997
                                              ----      ----         ----

     Future cash inflows, net of
       production and development
      costs                             $  1,744,000    733,000  1,709,000
     10% annual discount for
       estimated timing of cash
      flows                                  703,000    245,000    556,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $  1,041,000    488,000  1,153,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999        1998        1997
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (199,000)   (83,000)  (279,000)
      Changes in prices and production costs             309,000  (349,000)
(1,912,000)
     Changes of production rates
       (timing) and others                  (21,000)  (110,000)    262,000
     Revisions of previous
       quantities estimates                  415,000  (118,000)  (758,000)
     Accretion of discount                    49,000    115,000    349,000
     Sales of minerals in place                    -  (120,000)    (3,000)
     Discounted future net
       cash flows -
      Beginning of year                      488,000  1,153,000  3,494,000
                                           ---------  ---------  ---------
      End of year                       $  1,041,000    488,000  1,153,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      44     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          45     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 42, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 44, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $37,000 during 1999 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through prior purchases, the Managing General Partner also owns 336 limited partner units, or 6.2% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 14.6%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      6.2%
                      Interest                     Managing General Partner
336 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    6.2%
                      Interest                      Chairman of the  Board,
336 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    6.2%
                     Interest                     Secretary and Director of
336 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    6.2%
                     Interest                     Vice President and CFO of
336 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    6.2%
                     Interest                     Vice President, Marketing
336 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns    6.2%
                      Interest                      Director  of  Southwest
336 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In   1999,   the   Managing  General  Partners  received  $37,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $58,400 for administrative overhead attributable to operating such properties during 1999.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,000 for the year ended December 31, 1999.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Independent Auditors Report
                  Balance Sheet
                  Statement of Operations
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

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

                  27   Financial Data Schedule

          (b)  Report on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

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


                          Date:    March 31, 2000


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


Date:  March 31, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 2000