Form 10-Q
period 2000-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2000-05-10
CIK 887424

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     36,415         30,195
 Receivable from Managing General Partner           61,455         57,750
                                                 ---------      ---------
    Total current assets                            97,870         87,945
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,029,769      2,029,769
  Less accumulated depreciation,
   depletion and amortization                    1,603,862      1,591,862
                                                 ---------      ---------
    Net oil and gas properties                     425,907        437,907
                                                 ---------      ---------
                                              $    523,777        525,852
                                                 =========      =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $   (25,823)       (23,815)
 Limited partners                                  549,600        549,667
                                                 ---------      ---------
    Total partners' equity                         523,777        525,852
                                                 ---------      ---------
                                              $    523,777        525,852
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
  Revenues

Income from net profits interests                   $    79,823      9,562
Interest                                                    518        483
                                                        -------    -------
                                                         80,341     10,045
                                                        -------    -------

  Expenses

General and administrative                               10,416     11,932
Depreciation, depletion and amortization                 12,000     15,000
                                                        -------    -------
                                                         22,416     26,932
                                                        -------    -------
Net income (loss)                                   $    57,925   (16,887)
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     6,293      (170)
                                                        =======    =======
 General partner                                    $       699       (19)
                                                        =======    =======
 Limited partners                                   $    50,933   (16,698)
                                                        =======    =======
  Per limited partner unit                          $      9.40     (3.08)
                                                        =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    81,707     20,744
 Cash paid to suppliers                                (16,005)    (8,192)
 Interest received                                          518        483
                                                       --------   --------
  Net cash provided by operating activities              66,220     13,035
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (60,000)   (44,960)
                                                       --------   --------
Net  increase (decrease) in cash and cash equivalents                 6,220
(31,925)

 Beginning of period                                     30,195     57,406
                                                       --------   --------
 End of period                                      $    36,415     25,481
                                                       ========   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    57,925   (16,887)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depletion, depreciation and amortization               12,000     15,000
  Decrease in receivables                                 1,884     11,182
  (Decrease) increase in payables                       (5,589)      3,740
                                                        -------    -------
Net cash provided by operating activities           $    66,220     13,035
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates performing workovers during the year to enhance production.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:

                                               Three Months
                                                   Ended         Percentage
March 31,                                             Increase
                                              2000      1999    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   24.63      8.83     179%
Average price per mcf of gas              $    2.99      1.62      85%
Oil production in barrels                     1,800     1,900     (5%)
Gas production in mcf                        25,200    24,700       2%
Income from net profits interests         $  79,823     9,562     735%
Partnership distributions                 $  60,000    44,960      33%
Limited partner distributions             $  54,000    43,960      23%
Per unit distribution to limited
 partners                                 $    9.96      8.11      23%
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $79,823 from $9,562 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 735%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 179%, or $15.80 per barrel, resulting in an increase of approximately $30,000 in income from net profits interests. Oil sales represented 37% of total oil and gas sales during the quarter ended March 31, 2000 and 30% during quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $1.37 per mcf, resulting in an increase of approximately $33,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $63,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 5% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $2,500 in income from net profits interests.

    Gas production increased approximately 500 mcf or 2% during the same period, resulting in an increase of approximately $1,500 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $1,000.

3. Lease operating costs and production taxes were 15% lower, or approximately $7,200 less during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The decrease is primarily due to repairs and maintenance performed during the first quarter of 1999.

Costs and Expenses

Total costs and expenses decreased to $22,416 from $26,932 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of 17%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $1,500 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The decrease is a result of the Managing General Partners' reducing the management fee.

2. Depletion expense decreased to $12,000 for the quarter ended March 31, 2000 from $15,000 for the same period in 1999. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $66,200 in the quarter ended March 31, 2000 as compared to approximately $13,000 in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $60,000 in the quarter ended March 31, 2000 as compared to approximately $45,000 in the quarter ended March 31, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2000 were $60,000 of which $54,000 was distributed to the limited partners and $6,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $9.96. Total distributions during the quarter ended March 31, 1999 were $44,960 of which $43,960 was distributed to the limited partners and $1,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1999 was $8.11.

The primary source for the 2000 distributions of $60,000 was oil and gas operations of approximately $66,200. The primary source for the 1999 distributions of $45,000 was oil and gas operations of approximately $13,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,774,408 have been made to the partners. As of March 31, 2000, $1,622,658 or $299.49 per limited partner unit has been distributed to the limited partners, representing a 59% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $97,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND XI-A, L.P.
                              a Delaware limited partnership

                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000