Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2000-08-10
CIK 887424

9 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     38,534          30,195
 Receivable from Managing General Partner          79,946          57,750
                                                ---------       ---------
    Total current assets                          118,480          87,945
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,029,769       2,029,769
  Less accumulated depreciation,
   depletion and amortization                   1,607,862       1,591,862
                                                ---------       ---------
    Net oil and gas properties                    421,907         437,907
                                                ---------       ---------
                                             $    540,387         525,852
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $   (20,762)        (23,815)
 Limited partners                                 561,149         549,667
                                                ---------       ---------
    Total partners' equity                        540,387         525,852
                                                ---------       ---------
                                             $    540,387         525,852
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits
 interests                    $    70,475     46,930    150,298     56,494
Interest                              515        447      1,033        930
Miscellaneous income                    -     21,000          -     20,999
                                  -------    -------    -------    -------
                                   70,990     68,377    151,331     78,423
                                  -------    -------    -------    -------

  Expenses

General and administrative         10,380     11,329     20,796     23,262
Depreciation, depletion and
 amortization                       4,000     13,000     16,000     28,000
                                  -------    -------    -------    -------
                                   14,380     24,329     36,796     51,262
                                  -------    -------    -------    -------
Net income                    $    56,610     44,048    114,535     27,161
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     5,455      3,244     11,748      3,075
                                  =======    =======    =======    =======
 General Partner              $       606        361      1,305        341
                                  =======    =======    =======    =======
 Limited partners             $    50,549     40,443    101,482     23,745
                                  =======    =======    =======    =======
  Per limited partner unit    $      9.33      7.46       18.73      4.38
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   134,215     50,403
 Cash paid to suppliers                                (26,909)      5,738
 Interest received                                        1,033        930
                                                        -------    -------
  Net cash provided by operating activities             108,339     57,071
                                                        -------    -------
Cash flows provided by investing activities:

 Additions to oil and gas properties                          -        (5)
                                                        -------    -------
  Net cash used in investing activities                       -        (5)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (100,000)   (84,960)
                                                        -------    -------
Net increase (decrease) in cash and cash equivalents      8,339    (27,894)

 Beginning of period                                     30,195     57,406
                                                        -------    -------
 End of period                                      $    38,534     29,512
                                                        =======    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   114,535     27,161

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               16,000     28,000
  Increase in receivables                              (16,083)    (6,091)
  Increase (decrease) in payables                       (6,113)      8,001
                                                        -------    -------
Net cash provided by operating activities           $   108,339     57,071
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based  on  current  conditions,  management  anticipates  performing   some
workovers.  The Partnership could possibly experience a steady decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized cost did not exceed the estimated present value of reserves as of June 30, 2000.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    26.96     14.69      84%
Average price per mcf of gas             $     3.97      2.06      93%
Oil production in barrels                     1,650     2,400    (31%)
Gas production in mcf                        23,000    28,200    (18%)
Income from net profits interests        $   70,475    46,930      50%
Partnership distributions                $   40,000    40,000        -
Limited partner distributions            $   36,000    36,000        -
Per unit distribution to limited
 partners                                $     6.64      6.64        -
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $70,475 from $46,930 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 50%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 84%, or $12.27 per barrel, resulting in an increase of approximately $29,400 in income from net profits interests. Oil sales represented 33% and 38% of total oil and gas sales during the quarters ended June 30, 2000 and 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 93%, or $1.91 per mcf, resulting in an increase of approximately $53,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $83,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 750 barrels or 31% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $20,200 in income from net profits interests.

    Gas production decreased approximately 5,200 mcf or 18% during the same period, resulting in a decrease of approximately $20,600 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $40,800. The decrease in production is due to the decline of several small non-operated wells, which have not had repairs and maintenance performed on them due to past price constraints.

3. Lease operating costs and production taxes were 62% higher, or approximately $28,700 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The dramatic increase in lease operating costs are the result of costs associated with the drilling of an injection well.

Costs and Expenses

Total costs and expenses decreased to $14,380 from $24,329 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 41%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $900 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $4,000 for the quarter ended June 30, 2000 from $13,000 for the same period in 1999. This represents a decrease of 69%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was later sold.

B.  General  Comparison of the Six Month Periods Ended June  30,  2000  and
    1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.06     12.10      124%
Average price per mcf of gas             $     3.52      1.85       90%
Oil production in barrels                     3,600     4,300     (16%)
Gas production in mcf                        47,800    52,900     (10%)
Income from net profits interests        $  150,298    56,494      166%
Partnership distributions                $  100,000    84,960       18%
Limited partner distributions            $   90,000    79,960       13%
Per unit distribution to limited
 partners                                $    16.61     14.76       13%
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $150,298 from $56,494 for the six months ended June 30, 2000 and 1999, respectively, an increase of 166%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 124%, or $14.96 per barrel, resulting in an increase of approximately $64,300 in income from net profits interests. Oil sales represented 37% of total oil and gas sales during the six months ended June 30, 2000 as compared to 35% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 90%, or $1.67 per mcf, resulting in an increase of approximately $88,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $152,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 16% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $18,900 in income from net profits interests.

    Gas production decreased approximately 5,100 mcf or 10% during the same period, resulting in a decrease of approximately $17,900 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $36,800.   The  decrease  in
    production is due primarily to natural decline.

3. Lease operating costs and production taxes were 23% higher, or approximately $21,500 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The dramatic increase in lease operating costs are the result of costs associated with the drilling of an injection well.

Costs and Expenses

Total costs and expenses decreased to $36,796 from $51,262 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 28%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $2,500 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decline in general and administrative costs is primarily due to a decrease in management fees charged to the Partnership by the Managing General Partner.

2. Depletion expense decreased to $16,000 for the six months ended June 30, 2000 from $28,000 for the same period in 1999. This represents a decrease of 43%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was later sold.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $108,300 in the six months ended June 30, 2000 as compared to approximately $57,100 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no investing activities in the six months ended June 30, 2000. Cash flows used in investing activities were approximately $5 in the six months ended June 30, 1999.

Cash flows used in financing activities were approximately $100,000 in the six months ended June 30, 2000 as compared to approximately $85,000 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $16.61. Total distributions during the six months ended June 30, 1999 were $84,960 of which $79,960 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $14.76.

The sources for the 2000 distributions of $100,000 were oil and gas operations of approximately $108,300, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  1999
distributions of $84,960 was oil and gas operations of approximately $57,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,814,408 have been made to the partners. As of June 30, 2000, $1,658,658 or $306.14 per limited partner unit has been distributed to the limited partners, representing a 61% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $118,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 2000.

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


Date:  August 15, 2000