Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2000-11-02
CIK 887424

Page 2 of 17
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   49,926         30,195
 Receivable from Managing General Partner          90,311         57,750
                                                              -----------
  -------
     Total current assets                         140,237         87,945
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,029,769      2,029,769
  Less accumulated depreciation,
   depletion and amortization                   1,613,862      1,591,862
                                                ---------      ---------
     Net oil and gas properties                   415,907        437,907
                                                ---------      ---------
                                               $  556,144        525,852
                                                =========      =========


Liabilities and Partners' Equity

Current liability - Distribution payable       $      170              -
                                                ---------      ---------

Partners' equity
 General partners                                (18,603)       (23,815)
 Limited partners                                 574,577        549,667
                                                ---------      ---------
     Total partners' equity                       555,974        525,852
                                                ---------      ---------
                                               $  556,144        525,852
                                                =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----

Revenues

Income from net profits
 interests                   $    86,234    59,408     236,532   115,902
Interest                             584       433       1,617     1,363
Miscellaneous income                   -         -           -    20,999
                                  ------   -------     -------   -------
                                  86,818    59,841     238,149   138,264
                                  ------   -------     -------   -------
Expenses

General and administrative        10,231     9,563      31,027    32,825
Depreciation, depletion and
 amortization                      6,000     7,000      22,000    35,000
                                  ------   -------     -------   -------
                                  16,231    16,563      53,027    67,825
                                  ------   -------     -------   -------
Net income                   $    70,587    43,278     185,122    70,439
                                  ======   =======     =======   =======

Net income allocated to:

 Managing General Partner    $     6,893     4,525      18,641     7,600
                                  ======   =======     =======   =======
 General Partner             $       766       503       2,071       844
                                  ======   =======     =======   =======
 Limited Partners            $    62,928    38,250     164,410    61,995
                                  ======   =======     =======   =======
  Per limited partner unit   $     11.61      7.06       30.35      11.44
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  206,014     91,083
 Cash paid to suppliers                              (33,070)    (1,045)
 Interest received                                      1,617      1,363
                                                      -------    -------
  Net cash provided by operating activities           174,561     91,401
                                                      -------    -------
Cash flows provided by investing activities

 Addition of oil and gas properties                         -        (5)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (154,830)  (124,960)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents              19,731
(33,564)

 Beginning of period                                   30,195     57,406
                                                      -------    -------
 End of period                                     $   49,926     23,842
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  185,122     70,439

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              22,000     35,000
 Increase in receivables                             (30,518)   (24,819)
 (Decrease) increase in payables                      (2,043)     10,781
                                                      -------    -------
Net cash provided by operating activities          $  174,561     91,401
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

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                       Note to Financial Statements

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Management does not anticipate performing workovers during the next year. The Partnership could possibly experience a steady decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2000, the net capitalized costs did not exceed the estimated present value.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   29.77     21.71     37%
Average price per mcf of gas               $    4.74      2.33    103%
Oil production in barrels                      1,700     2,060   (17%)
Gas production in mcf                         22,200    27,860   (20%)
Income from net profits interests          $  86,234    59,408     45%
Partnership distributions                  $  55,000    40,000     38%
Limited partner distributions              $  49,500    36,000     38%
Per unit distribution to limited partners  $    9.14      6.64     38%
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $86,234 from $59,408 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 45%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 37%, or $8.06 per barrel, resulting in an increase of approximately $16,600 in income from net profits interests. Oil sales represented 32% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 41% during the quarter ended September 30, 1999.

     The average price for an mcf of gas received by the Partnership increased during the same period by 103%, or $2.41 per mcf, resulting in an increase of approximately $67,100 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $83,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 360 barrels or 17% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $10,700 in income from net profits interests.

    Gas production decreased approximately 5,660 mcf or 20% during the same period, resulting in a decrease of approximately $26,800 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $37,500. The decrease in production is due to the decline of several small non-operated wells, which have not had repairs and maintenance performed on them due to past price constraints.

3.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $2,700 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $16,231 from $16,563 for the quarters ended September 30, 2000 and 1999, respectively, a decrease of 2%. The decrease is the result of lower depletion expense, partially offset by an increase in and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $700 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense decreased to $6,000 for the quarter ended September 30, 2000 from $7,000 for the same period in 1999. This represents a decrease of 14%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.85     14.82      88%
Average price per mcf of gas               $    3.75      2.05      83%
Oil production in barrels                      5,300     6,530    (19%)
Gas production in mcf                         68,500    79,660    (14%)
Income from net profits interests          $ 236,532   115,902     104%
Partnership distributions                  $ 155,000   124,960      24%
Limited partner distributions              $ 139,500   115,960      20%
Per unit distribution to limited partners  $   25.75     21.40      20%
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $236,532 from $115,902 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 104%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 88%, or $13.03 per barrel, resulting in an increase of approximately $85,100 in income from net profits interests. Oil sales represented 36% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 37% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 83%, or $1.70 per mcf, resulting in an increase of approximately $135,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $220,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,230 barrels or 19% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $34,300 in income from net profits interests.

    Gas production decreased approximately 11,160 mcf or 14% during the same period, resulting in a decrease of approximately $41,900 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $76,200.   The  decrease  in
    production is due primarily to natural decline.

3. Lease operating costs and production taxes were 17% higher, or approximately $24,200 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $53,027 from $67,825 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 22%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,800 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $22,000 for the nine months ended September 30, 2000 from $35,000 for the same period in 1999. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $174,600 in the nine months ended September 30, 2000 as compared to approximately $91,400 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 2000. Cash flows used in investing activities were approximately $5 in the nine months ended September 30, 1999.

Cash flows used in financing activities were approximately $154,800 in the nine months ended September 30, 2000 as compared to approximately $125,000 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $155,000 of which $139,500 was distributed to the limited partners and $15,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $25.75. Total distributions during the nine months ended September 30, 1999 were $124,960 of which $115,960 was distributed to the limited partners and $9,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $21.40.

The sources for the 2000 distributions of $155,000 were oil and gas operations of approximately $174,600, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  1999
distributions of $124,960 was oil and gas operations of approximately $91,400 and the change in oil and gas properties of approximately (5), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,869,408 have been made to the partners. As of September 30, 2000, $1,708,158 or $315.27 per limited partner unit has been distributed to the limited partners, representing a 63% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $140,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000