Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2001-08-02
CIK 887424

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     40,593         57,241
 Receivable from Managing General Partner           57,362        102,258
                                                 ---------      ---------
    Total current assets                            97,955        159,499
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,029,769      2,029,769
  Less accumulated depreciation,
   depletion and amortization                    1,644,862      1,612,862
                                                 ---------      ---------
    Net oil and gas properties                     384,907        416,907
                                                 ---------      ---------
                                              $    482,862        576,406
                                                 =========      =========
  Liabilities and Partners' Equity
  --------------------------------
Partners' equity:
 General partners                             $   (22,814)       (16,660)
 Limited partners                                  505,676        593,066
                                                 ---------      ---------
    Total partners' equity                         482,862        576,406
                                                 ---------      ---------
                                              $    482,862        576,406
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits
 interests                    $    49,281     70,475    167,720    150,298
Interest                              770        515      1,581      1,033
                                  -------    -------    -------    -------
                                   50,051     70,990    169,301    151,331
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         10,724     10,380     20,845     20,796
Depreciation, depletion and
 amortization                      19,000      4,000     32,000     16,000
                                  -------    -------    -------    -------
                                   29,724     14,380     52,845     36,796
                                  -------    -------    -------    -------
Net income                    $    20,327     56,610    116,456    114,535
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     3,539      5,455     13,361     11,748
                                  =======    =======    =======    =======
 General Partner              $       394        606      1,485      1,305
                                  =======    =======    =======    =======
 Limited partners             $    16,394     50,549    101,610    101,482
                                  =======    =======    =======    =======
  Per limited partner unit    $      3.03      9.33       18.75     18.73
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   213,885    134,215
 Cash paid to suppliers                                (22,114)   (26,909)
 Interest received                                        1,581      1,033
                                                        -------    -------
  Net cash provided by operating activities             193,352    108,339
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (210,000)  (100,000)
                                                        -------    -------

Net (decrease) increase  in cash
        (16,648)           8,339

 Beginning of period                                     57,241     30,195
                                                        -------    -------
 End of period                                      $    40,593     38,534
                                                        =======    =======
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   116,456    114,535

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               32,000     16,000
  Decrease (increase) in receivables                     46,165   (16,083)
  Decrease in payables                                  (1,269)    (6,113)
         -------                   -------
Net cash provided by operating activities           $   193,352    108,339
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based  on  current  conditions,  management  anticipates  performing   some
workovers  during  2001.  The  Partnership  could  possibly  experience   a
historical decline of 12% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized cost did not exceed the estimated present value of reserves as of June 30, 2001.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    24.58     26.96     (9%)
Average price per mcf of gas             $     4.24      3.97       7%
Oil production in barrels                     1,600     1,650     (3%)
Gas production in mcf                        20,200    23,000    (12%)
Income from net profits interests        $   49,281    70,475    (30%)
Partnership distributions                $   90,000    40,000     125%
Limited partner distributions            $   81,000    36,000     125%
Per unit distribution to limited
 partners                                $    14.95      6.64     125%
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $49,281 from $70,475 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 30%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 9%, or $2.38 per barrel, resulting in a decrease of approximately $3,800 in income from net profits interests. Oil sales represented 31% and 33% of total oil and gas sales during the quarters ended June 30, 2001 and 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.27 per mcf, resulting in an increase of approximately $5,500 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $1,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 50 barrels or 3% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $1,300 in income from net profits interests.

    Gas production decreased approximately 2,800 mcf or 12% during the same period, resulting in a decrease of approximately $11,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $12,400.

3.  Lease  operating  costs  and  production  taxes  were  11%  lower,   or
    approximately $8,100 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $29,724 from $14,380 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 107%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $300 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $19,000 for the quarter ended June 30, 2001 from $4,000 for the same period in 2000. This represents an increase of 375%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.  General  Comparison of the Six Month Periods Ended June  30,  2001  and
    2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.88     27.06      (8%)
Average price per mcf of gas             $     5.22      3.52       48%
Oil production in barrels                     3,300     3,600      (8%)
Gas production in mcf                        40,700    47,800     (15%)
Income from net profits interests        $  167,720   150,298       12%
Partnership distributions                $  210,000   100,000      110%
Limited partner distributions            $  189,000    90,000      110%
Per unit distribution to limited
 partners                                $    34.88     16.61      110%
Number of limited partner units               5,418     5,418

Revenues

The Partnership's income from net profits interests increased to $167,720 from $150,298 for the six months ended June 30, 2001 and 2000, respectively, an increase of 12%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 8%, or $2.18 per barrel, resulting in a decrease of approximately $7,200 in income from net profits interests. Oil sales represented 28% of total oil and gas sales during the six months ended June 30, 2001 as compared to 37% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 48%, or $1.70 per mcf, resulting in an increase of approximately $69,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $62,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 8% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $8,100 in income from net profits interests.

    Gas production decreased approximately 7,100 mcf or 15% during the same period, resulting in a decrease of approximately $25,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $33,100.

3. Lease operating costs and production taxes were 10% higher, or approximately $11,500 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $52,845 from $36,796 for the six months ended June 30, 2001 and 2000, respectively, an increase of 44%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $50 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $32,000 for the six months ended June 30, 2001 from $16,000 for the same period in 2000. This represents an increase of 100%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $193,400 in the six months ended June 30, 2001 as compared to approximately $108,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $210,000 in the six months ended June 30, 2001 as compared to approximately $100,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $210,000 of which $189,000 was distributed to the limited partners and $21,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $34.88. Total distributions during the six months ended June 30, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $16.61.

The source for the 2001 distributions of $210,000 was oil and gas operations of approximately $193,400, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $100,000 were oil and gas operations of approximately $108,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,149,443 have been made to the partners. As of June 30, 2001, $1,960,189 or $361.79 per limited partner unit has been distributed to the limited partners, representing a 72% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $98,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Reports on Form 8-K:

            No reports on Form 8-
               K were filed during the quarter ended June 30, 2001.

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

Date: August 15, 2001