Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2001-11-13
CIK 887424

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     26,371         57,241
 Receivable from Managing General Partner           30,513        102,258
                                                 ---------      ---------
    Total current assets                            56,884        159,499
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,029,769      2,029,769
  Less accumulated depreciation,
   depletion and amortization                    1,675,862      1,612,862
                                                 ---------      ---------
    Net oil and gas properties                     353,907        416,907
                                                 ---------      ---------
                                              $    410,791        576,406
                                                 =========      =========
Liabilities and Partners' Equity
--------------------------------
Partners' equity:
 General partners                             $   (26,922)       (16,660)
 Limited partners                                  437,713        593,066
                                                 ---------      ---------
    Total partners' equity                         410,791        576,406
                                                 ---------      ---------
                                              $    410,791        576,406
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                   2001      2000         2001      2000
                                   ----      ----         ----      ----
Revenues
--------
Income from net profits
 interests                   $    33,528    86,234     201,247   236,532
Interest                             454       584       2,036     1,617
                                  ------   -------     -------   -------
                                  33,982    86,818     203,283   238,149
                                  ------   -------     -------   -------
Expenses
--------
General and administrative        10,053    10,231      30,898    31,027
Depreciation, depletion and
 amortization                     31,000     6,000      63,000    22,000
                                  ------   -------     -------   -------
                                  41,053    16,231      93,898    53,027
                                  ------   -------     -------   -------
Net income (loss)            $   (7,071)    70,587     109,385   185,122
                                  ======   =======     =======   =======
Net income (loss) allocated to:

 Managing General Partner    $     2,154     6,893      15,514    18,641
                                  ======   =======     =======   =======
 General Partner             $       239       766       1,724     2,071
                                  ======   =======     =======   =======
 Limited Partners            $   (9,464)    62,928      92,147   164,410
                                  ======   =======     =======   =======
  Per limited partner unit   $    (1.75)     11.61       17.01     30.35
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                        2001        2000
                                                        ----        ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  270,417    206,014
 Cash paid to suppliers                              (28,323)   (33,070)
 Interest received                                      2,036      1,617
                                                      -------    -------
  Net cash provided by operating activities           244,130    174,561
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (275,000)  (154,830)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents            (30,870)
19,731

 Beginning of period                                   57,241     30,195
                                                      -------    -------
 End of period                                     $   26,371     49,926
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  109,385    185,122

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              63,000     22,000
 Decrease (increase) in receivables                    69,170   (30,518)
 Increase (decrease) in payables                        2,575    (2,043)
                                                      -------    -------
Net cash provided by operating activities          $  244,130    174,561
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

                                                 Limited      General
                                                 Partners     Partners (1)
                                                 --------     --------
     Organization and offering expenses (2)      100%            -
     Acquisition costs                           100%            -
     Operating costs                              90%          10%
     Administrative costs (3)                     90%          10%
     Direct costs                                 90%          10%
     All other costs                              90%          10%
     Interest income earned on capital contributions100%         -
     Oil and gas revenues                         90%          10%
     Other revenues                               90%          10%
     Amortization                                100%            -
     Depletion allowances                        100%            -

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a steady decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2001, the net capitalized costs did not exceed the estimated present value.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   22.46     29.77   (25%)
Average price per mcf of gas               $    2.53      4.74   (47%)
Oil production in barrels                      1,600     1,700    (6%)
Gas production in mcf                         20,000    22,200   (10%)
Income from net profits interests          $  33,528    86,234   (61%)
Partnership distributions                  $  65,000    55,000     18%
Limited partner distributions              $  58,500    49,500     18%
Per unit distribution to limited partners  $   10.80      9.14     18%
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $33,528 from $86,234 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 61%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 25%, or $7.31 per barrel, resulting in a decrease of approximately $11,700 in income from net profits interests. Oil sales represented 42% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 32% during the quarter ended September 30, 2000.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 47%, or $2.21 per mcf, resulting in a decrease of approximately $44,200 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $55,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 6% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $3,000 in income from net profits interests.

    Gas production decreased approximately 2,200 mcf or 10% during the same period, resulting in a decrease of approximately $10,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $13,400.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $1,800 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $41,053 from $16,231 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 153%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $31,000 for the quarter ended September 30, 2001 from $6,000 for the same period in 2000. This represents an increase of 417%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.46     27.85    (16%)
Average price per mcf of gas               $    4.32      3.75      15%
Oil production in barrels                      5,100     5,300     (4%)
Gas production in mcf                         60,100    68,500    (12%)
Income from net profits interests          $ 201,247   236,532    (15%)
Partnership distributions                  $ 275,000   155,000      77%
Limited partner distributions              $ 247,500   139,500      77%
Per unit distribution to limited partners  $   45.68     25.75      77%
Number of limited partner units                5,418     5,418

Revenues

The Partnership's income from net profits interests decreased to $201,247 from $236,532 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 15%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 16%, or $4.39 per barrel, resulting in a decrease of approximately $22,400 in income from net profits interests. Oil sales represented 32% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 36% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.57 per mcf, resulting in an increase of approximately $34,300 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $11,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 4% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $5,600 in income from net profits interests.

    Gas production decreased approximately 8,400 mcf or 12% during the same period, resulting in a decrease of approximately $31,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $37,100.

3.  Lease  operating  costs  and  production  taxes  were  6%  higher,   or
    approximately $9,700 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $93,898 from $53,027 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 77%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $63,000 for the nine months ended September 30, 2001 from $22,000 for the same period in 2000. This represents an increase of 186%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $244,100 in the nine months ended September 30, 2001 as compared to approximately $174,600 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $275,000 in the nine months ended September 30, 2001 as compared to approximately $154,800 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $275,000 of which $247,500 was distributed to the limited partners and $27,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $45.68. Total distributions during the nine months ended September 30, 2000 were $155,000 of which $139,500 was distributed to the limited partners and $15,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $25.75.

The source for the 2001 distributions of $275,000 was oil and gas operations of approximately $244,100, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $155,000 were oil and gas operations of approximately $174,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,214,443 have been made to the partners. As of September 30, 2001, $2,018,689 or $372.59 per limited partner unit has been distributed to the limited partners, representing a 75% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $56,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001