Form 10-Q
period 2003-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2003-05-15
CIK 887424

1 of 19

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                          Yes   X   No___

        The total number of pages contained in this report is 19.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the
"Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K Report. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets


                                  March    December
                                   31,       31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
------

Current assets:
 Cash and cash equivalents    $  23,489    21,429
  Receivable  from  Managing     58,031    43,838
General Partner
 Distribution receivables        -         5
                                 --------  --------
                                 -----     -----
   Total current assets          81,520    65,272
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,153,70  2,029,76
                                 8         9
       Less      accumulated
depreciation,
         depletion       and     1,765,51  1,715,86
amortization                     0         2
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     388,198   313,907
properties
                                 --------  --------
                                 -----     -----
                              $  469,718   379,179
                                 ========  =======
Liabilities  and   Partners'
Equity
----------------------------
----

Current     liability      -  $  67        -
Distribution payable
                                 --------  --------
                                 -----     -----
Other long term liabilities      245,236   -
                                 --------  --------
                                 -----     -----

Partners' equity:
 General partners                (36,595)  (26,083)
 Limited partners                261,010   405,262
                                 --------  --------
                                 -----     -----
   Total partners' equity        224,415   379,179
                                 --------  --------
                                 -----     -----
                              $  469,718   379,179
                                 ========  ========

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended
                                     March 31,
                                   2003      2002
                                  -----     -----
Revenues
-------------

Income   from  net   profits  $  66,458    30,280
interests
Interest                         48        49
                                 --------  --------
                                 --
                                 66,506    30,329
                                 --------  --------
                                 --
Expenses
------------

General and administrative       10,325    10,233
Depreciation, depletion  and     7,000     6,000
amortization
Accretion                        4,809     -
                                 --------  --------
                                 --
                                 22,134    16,233
                                 --------  --------
                                 --
Net income before cumulative     44,372    14,096
effect

Cumulative effect of  change     (159,136  -
in accounting principle          )
                                 --------  --------
                                 --
Net income (loss)             $  (114,764  14,096
                                 )
                                 ======    =====
Net  income (loss) allocated
to:

 Managing General Partner     $  (5,861)   1,809
                                 ======    =====
 General partner              $  (651)     201
                                 ======    =====
 Limited partners             $  (108,252  12,086
                                 )
                                 ======    =====
  Per limited partner unit    $  (19.98)
                                           2.23
                                 ======    =====

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                      Three Months Ended
                                          March 31,
                                        2003      2002
                                        ----      ----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  51,992    28,963
sales
 Cash paid to suppliers               (10,052)  (22,564)
 Interest received                    48        49
  Cumulative effect of change  in               -
accounting principle
                                      --------  --------
                                                --
   Net cash provided by operating     41,988    6,448
activities
                                      --------  --------
                                                --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (39,928)  (15,047)
                                      --------  --------
                                                --
Net  increase (decrease) in  cash     2,060     (8,599)
and cash equivalents

 Beginning of period                  21,429    22,949
                                      --------  --------
                                                --
 End of period                     $  23,489    14,350
                                      =====     ======

Reconciliation  of   net   income
(loss) to net cash
     provided     by    operating
activities:

Net income (loss)                  $  (114,764  14,096
                                      )

Adjustments   to  reconcile   net
income (loss) to net cash
     provided     by    operating
activities:

   Depletion,  depreciation   and     7,000     6,000
amortization
 Accretion                            4,809     -
  Cumulative effect of change  in     159,136   -
accounting principle
 Increase in receivables              (14,466)  (1,317)
 Increase (decrease) in payables      273       (12,331)
                                      --------  --------
                                                --
Net  cash  provided by  operating  $  41,988    6,448
activities
                                      =====     ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption              $  81,291    -
        of SFAS No.143
                                      ======    ======

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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2003, and for the three months ended March 31, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

3.   Cumulative effect of change in accounting principle
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $81,291, a long term liability of approximately $240,427 and a charge of approximately $159,136 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $245,236, and the increase in the balance from January 1, 2003 of $4,809 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income and related income per limited partner unit amounts would have been $9,672 and $1.79, respectively.

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

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

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

Based on current conditions, management anticipates performing no workovers during 2003 to enhance production. Additional workovers may be performed in the year 2004. The partnership may have an increase in production volumes for the year 2004, otherwise, the partnership will most likely experience the historical production decline, which has approximated 11% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the three months ended March 31, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of March 31, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March
31, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are on an annual basis prepared by outside consultants. Quarterly reserve estimates are
prepared  by  the  Managing  General  Partner's  internal  staff   of
engineers.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2003 and 2002

The   following   table   provides  certain   information   regarding
performance factors for the quarters ended March 31, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   31.89              71%
barrel of oil                         18.69
Average  price per  mcf  $    5.79              190%
of gas                                2.00
Oil    production    in     1,340     1,440     (7%)
barrels
Gas production in mcf       12,000    18,500    (35%)
Income from net profits  $  66,458    30,280    119%
interests
Partnership              $  40,000    15,000    167%
distributions
Limited         partner  $  36,000    13,500    167%
distributions
Per  unit  distribution
to limited
 partners                $    6.64              167%
                                      2.49
Number    of    limited     5,418     5,418
partner units

Revenues

The Partnership's income from net profits interests increased to $66,458 from $30,280 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 119%. The principal factors affecting the comparison of the quarters ended March 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 by 71%, or $13.20 per barrel, resulting in an increase of approximately $17,700 in income from net profits interests. Oil sales represented 38% of total oil and gas sales during the quarter ended March 31, 2003 and 42% during quarter ended March 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 190%, or $3.79 per mcf, resulting in an increase of approximately $45,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $63,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 7% during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, resulting in a decrease of approximately $1,900 in income from net profits interests.

    Gas production decreased approximately 6,500 mcf or 35% during the same period, resulting in a decrease of approximately $13,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $14,900. The decrease in gas production is primarily due to one lease, which the wells were shut in during 2002, and production is slowly being brought back on.

3. Lease operating costs and production taxes were 36% higher, or approximately $12,100 more during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The increase in lease operating expense and production taxes is due mainly to repairs and maintenance being performed on several leases, and the increase in production taxes in relation to the increase in gross revenues received in 2003.

Costs and Expenses

Total costs and expenses increased to $22,134 from $16,233 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 36%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

2. Depletion expense increased to $7,000 for the quarter ended March 31, 2003 from $6,000 for the same period in 2002. This represents an increase of 17%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate if the units of production method were applied to 2002 would have increased 2002 depletion expense by $3,000 and decreased 2002 net income by $3,000. The contributing factors to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2003 was $2.12 applied to 3,340 BOE as compared to $1.88 applied to 4,523 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002.
The  new  standard requires the Partnership to recognize a  liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $81,291, a long term liability of approximately $240,427 and a charge of approximately $159,136 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $245,236, and the increase in the balance from January 1, 2003 of $4,809 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income and related income per limited partner unit amounts would have been $9,672 and $1.79, respectively.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash  flows  provided  by  operating  activities  were  approximately
$42,000  in  the  quarter  ended  March  31,  2003  as  compared   to
approximately $6,400 in the quarter ended March 31, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $39,900 in the quarter ended March 31, 2003 as compared to $15,000 in the quarter ended March 31, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2003 were $40,000 of which $36,000 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $6.64. Total distributions during the quarter ended March 31, 2002 were $15,000 of which $13,500 was distributed to the limited partners and $1,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2002 was $2.49.

The primary source for the 2003 distributions of $40,000 was oil and gas operations of approximately $42,000, resulting in excess cash for contingencies or subsequent distributions to partners. The primary source for the 2002 distributions of $15,000 was oil and gas operations of approximately $6,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,335,467 have been made to the partners. As of March 31, 2003, $2,127,610 or $392.69 per limited partner unit has been distributed to the limited partners, representing a 79% return of the capital contributed.

As of March 31, 2003, the Partnership had approximately $81,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their properties, the producing reserves continue to deplete causing cash flow to steadily decline.

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

Recent Accounting Pronouncements

The   FASB  has  issued  Statement  No.  143  "Accounting  for  Asset
Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement has been adopted by the Partnership effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 has been reported as a cumulative effect of a change in accounting principle.

In  April  2004,  the  FASB issued Statement of Financial  Accounting
Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, should be applied in accordance with their respective effective dates and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnership.

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


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND XI-A, L.P.
                              a Delaware limited partnership

                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ----------------------------------
-----
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 15, 2003

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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 15, 2003



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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
     (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 15, 2003



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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-A, L.P.