Form 10-Q
period 2003-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2003-11-13
CIK 887424

25 of 25
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                            Yes      No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes        No   X

        The total number of pages contained in this report is 25.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3) to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 5 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  34,577    21,429
  Receivable  from  Managing     39,982    43,838
General Partner
 Distribution receivables        -         5
                                 --------  --------
                                 -----     -----
   Total current assets          74,559    65,272
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,097,11  2,029,76
                                 9         9
       Less      accumulated
depreciation,
         depletion       and     1,717,40  1,714,86
amortization                     5         2
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     379,714   314,907
properties
                                 --------  --------
                                 -----     -----
                              $  454,273   380,179
                                 ========  =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  141       -
Distribution payable
                                 --------  --------
                                 -----     -----
Other long term liabilities      132,443   -
                                 --------  --------
                                 -----     -----

Partners' equity:
 General partners                (30,332)  (26,083)
 Limited partners                352,021   406,262
                                 --------  --------
                                 -----     -----
   Total partners' equity        321,689   380,179
                                 --------  --------
                                 -----     -----
                              $  454,273   380,179
                                 ========  ========

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----

Revenues
-------------
Income from net profits
Interests                       $  55,341    39,816    121,799   70,095
Interest                           58        57        105       106
                                   --------  --------  --------  --------
                                   -         --        --        -
                                   55,399    39,873    121,904   70,201
                                   --------  --------  --------  --------
                                   -         --        --        -
Expenses
------------
General and administrative         17,433    10,320    27,758    20,553
Depreciation,  depletion   and     9,000     8,000     16,000    17,000
amortization
Accretion  of asset retirement     2,547     -         5,095     -
obligation
                                   --------  --------  --------  --------
                                   -         --        --        -
                                   28,980    18,320    48,853    37,553
                                   --------  --------  --------  --------
                                   -         --        --        -
Net  income  before cumulative     26,419    21,553    73,051    32,648
effect

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         (46,541)  -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         -         4,000
- See Note 4
                                   --------  --------  --------  --------
                                   -         --        --        -
Net income                      $  26,419    21,553    26,510    36,648
                                   =====     ======    ======    =====
Net income allocated to:
 Managing General Partner       $  3,188     2,660     3,826     4,468
                                   =====     ======    ======    =====
 General Partner                $  354       295       425       497
                                   =====     ======    ======    =====
 Limited partners               $  22,877    18,598    22,259    31,683
                                   =====     ======    ======    =====
   Per  limited  partner  unit  $     4.22
before cumulative effect                     3.43      11.84     5.11
    Cumulative   effects   per     -         -          (7.73)       .74
limited partner unit
                                   --------  --------  --------  --------
                                   -         -         --        -
  Per limited partner unit      $     4.22
                                             3.43      4.11      5.85
                                   =====     ======    ======    =====
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
  Net income before cumulative  $  -         19,208    -         27,959
effect
                                   =====     ======    ======    =====
   Per  limited  partner  unit  $  -                   -
(5,418.0)                                    3.04                4.33
                                   =====     ======    ======    =====
 Net income                     $  -         19,208    -         31,959
                                   =====     ======    ======    =====
   Per  limited  partner  unit  $  -                   -
(5,418.0)                                    3.04                5.07
                                   =====     ======    ======    =====

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                                (Restate
                                                   d)
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from  $  116,178   56,235
net profits interests
 Cash paid to suppliers               (18,281)  (29,991)
 Interest received                    105       106
                                      --------  --------
                                      --        --
   Net cash provided by operating     98,002    26,350
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:
 Distributions to partners            (84,854)  (30,047)
                                      --------  --------
                                      --        --
Net  increase (decrease) in  cash     13,148    (3,697)
and cash equivalents

 Beginning of period                  21,429    22,949
                                      --------  --------
                                      --        --
 End of period                     $  34,577    19,252
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  26,510    36,648

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     16,000    17,000
amortization
  Accretion  of asset  retirement     5,095
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            46,541    -
  Cumulative effect of change  in
accounting
  principle - change in depletion     -         (4,000)
method
 Increase in receivables              (5,621)   (13,860)
 Increase (decrease) in payables      9,477     (8,681)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  98,002    27,107
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  80,867    -
                                      ======    ======
      Decrease  in  oil  and  gas
properties - SFAS No. 143          $  60        -
         Sale of property             ======    ======

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

                              Limited   General
                              Partners  Partners
                                          (1)
                              --------  --------
                                 --     -------
Organization  and   offering  100%      -
expenses (2)
Acquisition costs             100%      -
Operating costs               90%       10%
Administrative costs (3)      90%       10%
Direct costs                  90%       10%
All other costs               90%       10%
Interest  income  earned  on
capital
 contributions                100%      -
Oil and gas revenues          90%       10%
Other revenues                90%       10%
Amortization                  100%      -
Depletion allowances          100%      -

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $132,443, and the increase in the balance from January 1, 2003 is due to accretion expense of $5,095, slightly offset by a sale of an oil and gas property, which decreased the asset retirement obligation by $60. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $4,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended June 30, 2002. The effect of the change on the six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $3,000 ($.55 per limited partner unit) and increase net income by $1,000 ($.18 per limited partner unit).

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $1,000 from $313,907 to $314,907 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                           Three Months Ended      Six Months Ended
                                  (1)
                                    Previousl               Previousl
                                        y                       y
                                     Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization                      $ 8,000       17,000    14,000
  Income before                     21,553        32,648    35,648
  cumulative effect
Cumulative effect of
  change in
  accounting principle              -             4,000     -
  Net income                        21,553        36,648    35,648
  Net income allocated
  to:
  Managing General                  2,660         4,468     4,468
  Partner
  General partner                   295           497       497
  Limited partners                  18,598        31,683    30,683
   Income per limited
  partner
     unit before                         3.43
  cumulative effect                               5.11      5.66
   Cumulative effect
  per limited
     partner unit                        -                       -
                                                  .74
   Net income per
  limited
     partner unit                        3.43
                                                  5.85      5.66

(1) There was no effect due to the change in depletion method on the quarter ended June 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --

Average price per barrel  of  $    26.49             14%
oil                                        23.33
Average price per mcf of gas  $     4.32             44%
                                           3.01
Oil production in barrels        1,560     1,610     (3%)
Gas production in mcf            15,000    16,800    (11%)
Income   from  net   profits  $  55,341    39,816    39%
interests
Partnership distributions     $  45,000    15,000    200%
Limited              partner  $  40,500    13,500    200%
distributions
Per  unit  distribution   to
limited
 partners                     $     7.48             200%
                                           2.49
Number  of  limited  partner     5,418     5,418
units

Revenues

The Partnership's income from net profits interests increased to $55,341 from $39,816 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 39%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 14%, or $3.16 per barrel, resulting in an increase of approximately $4,900 in income from net profits interests. Oil sales represented 39% and 43% of total oil and gas sales during the quarters ended June 30, 2003 and 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 44%, or $1.31 per mcf, resulting in an increase of approximately $19,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $24,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 50 barrels or 3% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in a decrease of approximately $1,200 in income from net profits interests.

    Gas production decreased approximately 1,800 mcf or 11% during the same period, resulting in a decrease of approximately $5,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $6,600.

3.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $2,300 more during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Costs and Expenses

Total costs and expenses increased to $28,980 from $18,320 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 58%. The decrease is the result of higher general and administrative expense, accretion expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 69% or approximately $7,100 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense increased to $9,000 for the quarter ended June 30, 2003 from $8,000 for the same period in 2002. This represents an increase of 13%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method on the quarter ended June 30, 2002.

B.  General  Comparison of the Six Month Periods Ended June  30,  2003  and
    2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    28.98             37%
oil                                        21.14
Average price per mcf of gas  $     4.97             100%
                                           2.49
Oil production in barrels        2,900     3,050     (5%)
Gas production in mcf            27,000    35,300    (24%)
Income   from  net   profits  $  121,799   70,095    74%
interests
Partnership distributions     $  85,000    30,000    183%
Limited              partner  $  76,500    27,000    183%
distributions
Per  unit  distribution   to
limited
 partners                     $    14.12             183%
                                           4.98
Number  of  limited  partner     5,418     5,418
units

Revenues

The Partnership's income from net profits interests increased to $121,799 from $70,095 for the six months ended June 30, 2003 and 2002, respectively, an increase of 74%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 37%, or $7.84 per barrel, resulting in an increase of approximately $22,700 in income from net profits interests. Oil sales represented 39% of total oil and gas sales during the six months ended June 30, 2003 as compared to 42% during the six months ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 100%, or $2.48 per mcf, resulting in an increase of approximately $67,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $89,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 150 barrels or 5% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in a decrease of approximately $3,200 in income from net profits interests.

    Gas production decreased approximately 8,300 mcf or 24% during the same period, resulting in a decrease of approximately $20,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $23,900. The decrease in gas production is due primarily to one lease that was down during the last six months of 2002 and is slowly coming back up to normal.

3. Lease operating costs and production taxes were 18% higher, or approximately $14,400 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in lease operating expense and production taxes is due to several small leases having repairs and maintenance performed during 2003, and the increase in production taxes due to an increase in gross revenues received during the six months ended June 30, 2003.

Costs and Expenses

Total costs and expenses increased to $48,853 from $37,553 for the six months ended June 30, 2003 and 2002, respectively, an increase of 30%. The increase is the result of higher general and administrative expense and accretion expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 35% or approximately $7,200 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense decreased to $16,000 for the six months ended June 30, 2003 from $17,000 for the same period in 2002. This represents a decrease of 6%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent
    periods.    Additionally,  the  units-of-production   method   is   the
    predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $3,000 and increase net income for the six months ended June 30, 2002 by $1,000.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $132,443, and the increase in the balance from January 1, 2003 is due to accretion expense of $5,095, slightly offset by a sale of an oil and gas property, which decreased the asset retirement obligation by $60. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $98,000 in the six months ended June 30, 2003 as compared to approximately $27,100 in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $84,900 in the six months ended June 30, 2003 as compared to approximately $30,800 in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $85,000 of which $76,500 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2003 was $14.12. Total distributions during the six months ended June 30, 2002 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $4.98.

The  sources  for  the  2003  distributions of $85,000  were  oil  and  gas operations of approximately $98,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions of $30,000 were oil and gas operations of approximately $27,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,380,467 have been made to the partners. As of June 30, 2003, $2,168,110 or $400.17 per limited partner unit has been distributed to the limited partners, representing a 80% return of the capital contributed.

As of June 30, 2003, the Partnership had approximately $74,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer Pursuant to
18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner

                                 By:   /s/ Bill E. Coggin
                                       ------------------------------------
---
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer

Date: November 12, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund XI-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund XI-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

              CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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