Form 10-Q
period 2003-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2003-11-14
CIK 887424

1 of 26
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


         The total number of pages contained in this report is 26.

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

         Southwest Royalties Institutional Income Fund XI-A, L.P.

                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  55,375    21,429
  Receivable  from  Managing     9,865     43,838
General Partner
 Distribution receivables        -         5
                                 --------  --------
                                 -----     -----
   Total current assets          65,240    65,272
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,042,59  2,029,76
                                 7         9
       Less      accumulated
depreciation,
         depletion       and     1,724,40  1,714,86
amortization                     5         2
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     318,192   314,907
properties
                                 --------  --------
                                 -----     -----
                              $  383,432   380,179
                                 ========  =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  257       -
Distribution payable
                                 --------  --------
                                 -----     -----
Other long term liabilities      122,667   -
                                 --------  --------
                                 -----     -----

Partners' equity:
 General partners                (33,541)  (26,083)
 Limited partners                294,049   406,262
                                 --------  --------
                                 -----     -----
   Total partners' equity        260,508   380,179
                                 --------  --------
                                 -----     -----
                              $  383,432   380,179
                                 ========  ========

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                         Statements of Operations
                                (unaudited)

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                     ----      ----      ----      ----
Revenues
-------------
Income from net profits          $ 22,161    20,355    130,210   85,708
interests
Interest                           101       81        206       187
                                   --------  --------  --------  --------
                                   -         -         -         -
                                   22,262    20,436    130,416   85,895
                                   --------  --------  --------  --------
                                   -         -         -         -
Expenses
------------
General and administrative         12,514    11,151    40,272    31,705
Depreciation, depletion and        7,000     6,000     23,000    23,000
amortization
Accretion of asset retirement      2,314     -         7,410     -
obligation
                                   --------  --------  --------  --------
                                   -         -         -         -
                                   21,828    17,151    70,682    54,705
                                   --------  --------  --------  --------
                                   -         -         -         -
Net income from continued          434       3,285     59,734    31,190
operations

Results from discontinued
operations -
 sale of oil and gas lease -       5,479     4,484     19,230    9,227
See Note 5
                                   --------  --------  --------  --------
                                   -         -         -         -
Net income before cumulative       5,913     7,769     78,964    40,417
effect

Cumulative effect of change in
accounting
 principle - SFAS No. 143 - See    -         -         (46,541)  -
Note 3
Cumulative effect of change in
accounting principle
 - change in depletion method -    -         -         -         4,000
See Note 4
                                   --------  --------  --------  --------
                                   -         -         --        -
Net income                       $ 5,913     7,769     32,423    44,417
                                   =====     =====     =====     =====

continued

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                         Statements of Operations
                                (unaudited)

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                     ----      ----      ----      ----
Net income allocated to:

 Managing General Partner        $ 1,162     1,239     4,988     5,708
                                   =====     =====     =====     =====
 General Partner                 $ 128       138       554       634
                                   =====     =====     =====     =====
 Limited Partners                $ 4,623     6,392     26,881    38,075
                                   =====     =====     =====     =====
  Per limited partner unit
before discontinued
   operations and cumulative     $   (.06)      .44
effect                                                 9.50      4.76
  Discontinued operations per         .91         .74
limited partner unit                                   3.19      1.53
  Cumulative effects per                -         -     (7.73)      .74
limited partner unit
                                   --------  --------  --------  --------
                                   -         -         -         -
  Per limited partner unit       $    .85
                                             1.18      4.96      7.03
                                   =====     =====     =====     =====
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative    $ -         5,425     -         33,384
effect
                                   =====     =====     =====     =====
  Per limited partner unit       $ -            .79    -           5.12
(5,418.0)
                                   =====     =====     =====     =====
 Net income                      $ -         5,425     -         37,384
                                   =====     =====     =====     =====
  Per limited partner unit       $ -            .79    -           5.86
(5,418.0)
                                   =====     =====     =====     =====

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                       2003      2002
                                                              (Restated
                                                                  )
                                                       ----      ----
                Cash flows from operating
                activities

                 Cash received from income from
                net
                  profits interests                $ 148,644  79,625
                 Cash paid to suppliers              (24,734  (38,755)
                                                     )
                 Cash received from discontinued     19,230   9,227
                operations
                 Interest received                   206      187
                                                     -------  ---------
                                                     ---      -
                  Net cash provided by operating     143,346  50,284
                activities
                                                     -------  ---------
                                                     ---      -
                Cash flows provided by investing
                activities
                 Sale of oil and gas properties      42,432   -
                                                     -------  ---------
                                                     ---      -
                Cash flows used in financing
                activities
                 Distributions to partners           (151,83  (47,001)
                                                     2)
                                                     -------  ---------
                                                     ---      -
                  Net increase in cash and cash      33,946   3,283
                equivalents

                 Beginning of period                 21,429   22,949
                                                     -------  ---------
                                                     ---      -
                 End of period                     $ 55,375   26,232
                                                     ======   ======
                Reconciliation of net income to
                net cash
                 provided by operating
                activities

                Net income                         $ 32,423   44,417

                Adjustments to reconcile net
                income to net
                 cash provided by operating
                activities

                 Depreciation, depletion and         23,000   23,000
                amortization
                 Accretion of asset retirement       7,410    -
                obligation
                 Cumulative effect of change in
                accounting
                  principle - SFAS No. 143           46,541   -
                 Cumulative effect of change in
                accounting
                  principle - change in              -        (4,000)
                depletion method
                 Decrease (increase) in              18,434   (6,083)
                receivables
                 Increase (decrease) in payables     15,538   (7,050)
                                                     -------  ---------
                                                     ---      -
                Net cash provided by operating     $ 143,346  50,284
                activities
                                                     ======   ======
                Noncash investing and financing
                activities:

                 Increase in oil and gas
                properties - Adoption
                  of SFAS No. 143                  $ 80,867   -
                                                     ======   ======
                 Decrease in oil and gas
                properties - SFAS No. 143
                  sale of oil and gas properties   $ 12,150   -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $122,667, and the decrease in the balance from January 1, 2003 is due the sale of oil and gas properties, which decreased the asset retirement obligation by $12,151, partially offset by accretion expense of $7,410. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $4,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 and $4,000 ($.18 and $.74 per limited partner unit), respectively and decrease net income by $1,000 and $0.00 ($.18 and $.00 per limited partner unit), respectively.

5.   Discontinued Operations - Sale of oil and gas leases
     During the nine months ended September 30, 2003, the Partnership sold its interest in certain oil and gas wells for $42,432 sales proceeds and retired $12,150 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  Three Months Ended       Nine Months Ended
                                   2003       2002         2003       2002

         Income from net profit  $5,479     4,484        19,230    9,207
         interests

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $1,000 from $313,907 to $314,907 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization             $6,000    5,000        23,000    19,000
  Income before           7,769     8,769         40,417    44,417
  cumulative effect
Cumulative effect of
  change in
  accounting principle    -         -             4,000     -
  Net income              7,769     8,769         44,417    44,417
  Net income allocated
  to:
  Managing General        1,239     1,239         5,708     5,708
  Partner
  General partner         138       138           634       634
  Limited partners        6,392     7,392         38,075    38,075
   Income per limited
  partner
     unit before            1.18         1.36
  cumulative effect                               6.29      7.03
   Cumulative effect
  per limited
     partner unit              -         -                       -
                                                  .74
   Net income per
  limited
     partner unit           1.18         1.36
                                                  7.03      7.03

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --

Average price per barrel  of  $    27.43             5%
oil                                        26.16
Average price per mcf of gas  $     3.82             46%
                                           2.61
Oil production in barrels        1,440     1,450     (1%)
Gas production in mcf            9,500     13,700    (31%)
Income   from  net   profits  $  22,161    20,355    9%
interests
Partnership distributions     $  67,094    17,000    295%
Limited              partner  $  62,594    15,300    309%
distributions
Per  unit  distribution   to
limited
 partners                     $    11.55             309%
                                           2.82
Number  of  limited  partner     5,418     5,418
units

Revenues

The Partnership's income from net profits interests increased to $22,161 from $20,355 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 9%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 5%, or $1.27 per barrel, resulting in an increase of approximately $1,800 in income from net profits interests. Oil sales represented 52% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 51% during the quarter ended September 30, 2002.

     The average price for an mcf of gas received by the Partnership increased during the same period by 46%, or $1.21 per mcf, resulting in an increase of approximately $11,500 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $13,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 10 barrels or 1% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in a decrease of approximately $300 in income from net profits interests.

    Gas production decreased approximately 4,200 mcf or 31% during the same period, resulting in a decrease of approximately $11,000 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $11,300. The decrease in production is due primarily to property sales during the quarter ended September 30, 2003.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $400 more during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Costs and Expenses

Total costs and expenses increased to $21,828 from $17,151 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 27%. The increase is the result of higher depletion expense and general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or approximately $1,400 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense increased to $7,000 for the quarter ended September 30, 2003 from $6,000 for the same period in 2002. This represents an increase of 17%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method on the quarter ended September 30, 2002. The effect of this change in method was to increase depletion expense for the three months ended September 30, 2002 by $1,000 and decrease net income for the three months ended September 30, 2002 by $1,000(See Note 4 of the notes to the financial statements). The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2003, which was $2.32 applied to 3,023 BOE as compared to $1.61 applied to 3,733 BOE for the same period.

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    28.47             25%
oil                                        22.76
Average price per mcf of gas  $     4.67             85%
                                           2.52
Oil production in barrels        4,340     4,500     (4%)
Gas production in mcf            36,500    49,000    (26%)
Income   from  net   profits  $  130,210   85,708    52%
interests
Partnership distributions     $  152,094   47,000    224%
Limited              partner  $  139,094   42,300    229%
distributions
Per  unit  distribution   to
limited
 partners                     $    25.67             229%
                                           7.81
Number  of  limited  partner     5,418     5,418
units

Revenues

The Partnership's income from net profits interests increased to $130,210 from $85,708 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 52%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 25%, or $5.71 per barrel, resulting in an increase of approximately $24,800 in income from net profits interests. Oil sales represented 42% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 45% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $2.15 per mcf, resulting in an increase of approximately $78,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $103,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 160 barrels or 4% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $3,600 in income from net profits interests.

    Gas production decreased approximately 12,500 mcf or 26% during the same period, resulting in a decrease of approximately $31,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $35,100. The decrease in gas production is due primarily to the sale of a gas lease in July 2003, in addition another lease experienced downtime during the end of 2002 and is slowly resuming to normal.

3. Lease operating costs and production taxes were 13% higher, or approximately $15,300 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Costs and Expenses

Total costs and expenses increased to $70,682 from $54,705 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 29%. The increase is the result of higher depletion expense and general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 27% or approximately $8,600 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

2. Depletion expense remained unchanged for the nine months ended September 30, 2003 as compared to the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the nine months ended September 30, 2002 by $4,000. There was no effect of change in method to net income for the nine months ended September 30, 2002(See Note 4 of the notes to the financial statements).

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $122,667, and the decrease in the balance from January 1, 2003 is due the sale of oil and gas properties, which decreased the asset retirement obligation by $12,151, partially offset by accretion expense of $7,410. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $143,300 in the nine months ended September 30, 2003 as compared to approximately $51,000 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $42,400 in the nine months ended September 30, 2003. There were no cash flows used in investing activities during the nine months ended September 30, 2002. The principle source of the 2003 cash flow from investing activities was the sales of oil and gas properties.

Cash flows used in financing activities were approximately $151,800 in the nine months ended September 30, 2002 as compared to approximately $47,800 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $152,094 of which $139,094 was distributed to the limited partners and $13,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $25.67. Total distributions during the nine months ended September 30, 2002 were $47,000 of which $42,300 was distributed to the limited partners and $4,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $7.81.

The sources for the 2003 distributions of $152,094 was oil and gas operations of approximately $143,300, the change in oil and gas property of approximately $42,400, resulting in excess cash for contingencies or subsequent distributions. The source for the 2002 distributions of $47,000 were oil and gas operations of approximately $51,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $2,447,561 have been made to the partners. As of September 30, 2003, $2,230,704 or $411.72 per limited partner unit has been distributed to the limited partners, representing a 82% return of the capital contributed.

As of September 30, 2003, the Partnership had approximately $65,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-A, L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-A, L.P.

              CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 14, 2003




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-A, L.P.