Form 10-K
period 2003-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2004-05-18
CIK 887424

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).     Yes     No  X

      The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

      The  total  number  of pages contained in this  report  is  51.   The
exhibits begin on page 48.

                            Table of Contents

Item                                                                   Page

                                  Part I

     Glossary of Oil and Gas Terms                                       3

 1.  Business                                                            5

 2.  Properties                                                          9

 3.  Legal Proceedings                                                  11

 4.  Submission of Matters to a Vote of Security Holders                11

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      12

 6.  Selected Financial Data                                            13

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      14

7A.  Quantitative and Qualitative Disclosures About Market Risk         20

 8.  Financial Statements and Supplementary Data                        21

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             40

9A.  Controls and Procedures                                            40

                                 Part III

10.  Directors and Executive Officers of the Registrant                 41

11.  Executive Compensation                                             43

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                         43

13.  Certain Relationships and Related Transactions                     44

14.  Principal Accountant Fees and Services                             44

                                 Part IV

15.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        45

     Signatures                                                         46

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  81  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3 to the Partnership's financial statements).

Introductory Note - Depletion Method
During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4 to the Partnership's financial statements. This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Alabama, Kansas, Louisiana, Oklahoma and Texas. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

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

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

            Oil       Gas
            ----      ----
  2003      41%       59%
  2002      47%       53%
  2001      31%       69%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 88% of the Partnership's total oil and gas production during 2003: Sid Richardson Energy Service Co. for 36%, Navajo Refining Company, Inc. for 22%, Duke Energy Field Services LP for 17% and ConocoPhillips Company for 13%. Contracts for 2003 with these major purchasers cover time periods ranging from month-to-month contracts up to five-year contract periods. Prices received from these major purchasers ranged from a low of $25.93 per Bbl to a high of $28.58 per Bbl and a low of $4.67 per mcf to a high of $4.73 per mcf. Four purchasers accounted for 86% of the Partnership's total oil and gas production during 2002: Sid Richardson Energy Services for 38%, Navajo Refining Company, Inc for 21%, ConocoPhillips for 14% and Duke Energy Field Services LP for 13%. Contracts for 2002 with these major purchasers cover time periods ranging from month-to-month contracts up to five-year contract periods. Prices received from these major purchasers ranged from a low of $21.27 per Bbl to a high of $22.64 per Bbl and a low of $2.55 per mcf to a high of $2.76 per mcf. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2001: Sid Richardson Energy Services for 44%, Navajo Refining Company, Inc. for 17%, and Duke Energy Field Services for 15%. Contracts for 2001 with these major purchasers cover time periods ranging from month-to-month contracts up to five-year contract periods. Prices received from these major purchasers ranged from a low of $4.42 per mcf to a high of $4.56 per mcf and $24.21 per barrel. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2003, there were 81 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2003, the Partnership possessed an interest in oil and gas properties located in Escambia and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; Pointe Coupe and Terrebonne Parishes of Louisiana;Custer, Roger Mills and Washita Counties of Oklahoma; and Dickens, Hemphill, Live Oak, Upton, Ward, Winkler, and Yoakum Counties of Texas. These properties consist of various interests in 91 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2003, 2002 and 2001.

During 2003, three leases were sold for approximately $42,400. There were no property sales during 2002 and 2001.

Significant Properties

The following table reflects the significant properties in which the Partnership has an interest:

                  Date
               Purchased   No. of   Proved Reserves*
Name      and     and      Wells     Oil       Gas
Location        Interest            (bbls)    (mcf)
-------------  ----------  -----   --------  --------
----               -                  -         -

Custer      &   11/94 at     28     26,000   177,000
Wright             1%
Winkler        to 40% net           26,000   177,000
County,                              (1)       (1)
Texas           profits
               interests

Elizabeth       10/94 at     1      1,000    132,000
Windham          28.9%
Upton County,     net               1,000    132,000
Texas           profits              (1)       (1)
               interests

Webb Lease      5/94 at      4      31,000    9,000
                 12.5%
Yoakum            net               31,000    9,000
County, Texas   profits              (1)       (1)
               interests

(1)Amounts represent proved developed reserves from currently producing zones.

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004 are an average price of $30.02 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004 are an average price of $5.45 per Mcf.

As also discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil prices were subject to frequent changes in 2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                 Part II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement.

                   Issuer Purchases of Equity Securities

                                                   Maximum
                                       Total     Number (or
                                      Number
                                     of Units    Approximat
                                                      e
                                     Purchased    Value) of
                                        as          Units
                                      Part of     that May
                                     Publicly      Yet Be
               Total                 Announced    Purchased
              Number
             of Units     Average    Plans or     Under the
                           Price                    Plans
Period(1)    Purchased   Paid Per    Programs        or
                           Unit                   Programs
October 1-
   31,
   2003         34      $  123.12        -           N/A
November 1-
   30,
   2003          -             -         -           N/A
December 1-
   31,
   2003          -             -         -           N/A
  TOTALS        34      $  123.12

(1)  In  April 2003, the Managing General Partner purchased a total  of  60 limited partner units from limited partners at an average base price of $130.23 per unit. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. In 2001, 60 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $143.28 per unit. The discretionary repurchases were made based upon the partnership agreement.

Number of Limited Partner Interest Holders

As of December 31, 2003, there were 216 holders of limited partner units in the Partnership.

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

During 2003, distributions were made totaling $152,102, with $139,101 distributed to the limited partners and $13,001 to the general partners. For the year ended December 31, 2003, distributions of $25.67 per limited partner unit were made, based upon 5,418 limited partner units outstanding. During 2002, distributions were made totaling $61,006, with $54,905 distributed to the limited partners and $6,101 to the general partners. For the year ended December 31, 2002, distributions of $10.13 per limited partner unit were made, based upon 5,418 limited partner units outstanding. During 2001, distributions were made totaling $295,018, with $265,516 distributed to the limited partners and $29,502 to the general partners. For the year ended December 31, 2001, distributions of $49.01 per limited partner unit were made, based upon 5,418 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the financial statements included in Item 8:

                                        Year ended December 31,
                             ---------------------------------------------
                                               ----------
                               2003     2002      2001     2000      1999
                               ----     ----      ----     ----      ----
Revenues                  $  157,296   125,109  178,102  323,671   217,958

Net      income      from    72,384    56,205   68,735   264,450   128,943
continuing operations

Results from discontinued    16,230    6,081    24,476   11,139    687
operations

Net     income     before
cumulative effect
 of accounting changes       88,614    62,586   93,211   275,589   129,630

Net income                   42,073    66,586   93,211   275,589   129,630

Partners'  share  of  net
income

General partners             7,207     9,259    16,921   29,659    15,863

Limited partners             34,866    57,327   76,290   245,930   113,767

Limited   partners'   net
income per unit
    before   discontinued
operations and
  cumulative  effects  if     11.52
accounting changes                     8.89     10.16    43.58     20.94

Discontinued   operations
per
 limited partner unit          2.64
                                       .95      3.92     1.81      .06

Limited partners' net
 income per unit               6.43
                                       10.58    14.08    45.39     21.00

Limited partners' cash
 distribution per unit        25.67
                                       10.13    49.01    37.38     30.54

Total assets              $  395,543   380,179  375,356  576,406   525,852

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past few years and is expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no workovers during 2004 to enhance production. The partnership will most likely continue to experience the historical production decline, which has approximated 11% per year. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2003 and 2002

The following table provides certain information regarding performance factors for the years ended December 31, 2003 and 2002:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
Average price per barrel $    28.32                18%
of oil                                24.04
Average price per mcf of $     4.72                63%
gas                                   2.90
Oil production in           5,000     5,500       (9%)
barrels
Gas production in mcf       44,600    54,300      (18%)
Income from net profits  $  155,937   124,788      25%
interests
Partnership              $  152,102   61,006      149%
distributions
Limited partner          $  139,101   54,905      153%
distributions
Per unit distribution to $    25.67               153%
limited partners                      10.13

Number of limited           5,418     5,418
partner units

Revenues

The Partnership's income from net profits interests increased to $155,937 from $124,788 for the years ended December 31, 2003 and 2002, respectively, an increase of 25%. The principal factors affecting the comparison of the years ended December 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2003 as compared to the year ended December 31, 2002 by 18%, or $4.28 per barrel, resulting in an increase of approximately $21,400 in income from net profits interests. Oil sales represented 40% of total oil and gas sales during the year ended December 31, 2003 as compared to 46% during the year ended December 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 63%, or $1.82 per mcf, resulting in an increase of approximately $81,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $102,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 9% during the year ended December 31, 2003 as compared to the year ended December 31, 2002, resulting in a decrease of approximately $12,000 in income from net profits interests.

    Gas production decreased approximately 9,700 mcf or 18% during the same period, resulting in a decrease of approximately $28,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $40,100. The decrease in gas production is due primarily to the sale of one property during 2003, which represented a difference of approximately 3,500 mcfs from 2002.

3. Lease operating costs and production taxes were 19% higher, or approximately $31,100 more during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in lease operating expense is due primarily to a new well in progress and a workover performed on a non-operated lease during 2003 and an increase in production taxes due to an increase in oil and gas commodity prices.

Costs and Expenses

Total  costs and expenses increased to $84,912 from $68,604 for  the  years ended December 31, 2003 and 2002, respectively, an increase of 24%. The increase is the result of higher accretion expense and general and administrative costs, partially offset by a decrease in depletion expense.

1. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 15% or approximately $6,300 during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in general and administrative expense is due to an increase in independent review and audit fees.

2. Depletion expense remained materially unchanged for the year ended December 31, 2003 compared to the same period in 2002.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $125,136, and the decrease in the balance from January 1, 2003 is due the sale of oil and gas properties, which decreased the asset retirement obligation by $12,150, partially offset by accretion expense of $9,727 and an addition of one oil and gas property by $152. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $127,408, $118,031 and $109,344, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2002      2001    (Decreas
                                                   e)
                              ----      ----    --------
Average price per barrel $    24.04                12%
of oil                                21.40
Average price per mcf of $     2.90               (26%)
gas                                   3.93
Oil production in           5,500     5,800       (5%)
barrels
Gas production in mcf       54,300    70,500      (23%)
Income from net profits  $  124,788   175,898     (29%)
interests
Partnership              $  61,006    295,018     (79%)
distributions
Limited partner          $  54,905    265,516     (79%)
distributions
Per unit distribution to $    10.13               (79%)
limited partners                      49.01

Number of limited           5,418     5,418
partner units

Revenues

The Partnership's income from net profits interests decreased to $124,788 from $175,898 for the years ended December 31, 2002 and 2001, respectively, a decrease of 29%. The principal factors affecting the comparison of the years ended December 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 12%, or $2.64 per barrel, resulting in an increase of approximately $14,500 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the year ended December 31, 2002 as compared to 31% during the year ended December 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 26%, or $1.03 per mcf, resulting in a decrease of approximately $55,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $41,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 5% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, resulting in a decrease of approximately $6,400 in income from net profits interests.

    Gas production decreased approximately 16,200 mcf or 23% during the same period, resulting in a decrease of approximately $63,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $70,100. The decrease in gas production is due primarily to one lease where the wells were shut in during the year, and are currently being brought back on.

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

Costs and Expenses

Total costs and expenses decreased to $68,604 from $109,367 for the years ended December 31, 2002 and 2001, respectively, a decrease of 37%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative costs.

1. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. Depletion expense decreased to $26,700 for the year ended December 31, 2002 from $68,000 for the same period in 2001. This represents a decrease of 61%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase 2002 depletion expense by $3,000 and increase 2002 net income by $1,000. See Note 4 of the notes to the Partnership's financial statements.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2003, 2002 and 2001 was $42,073, $66,586 and $93,211, respectively. Partnership distributions for the years ended December 31, 2003, 2002 and 2001 were $152,102, $61,006 and $295,018, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2003, 2002 and 2001.

The  sources  for  the  2003 distributions of $152,102  were  oil  and  gas operations  of  approximately  $149,900 and  the  change  in  oil  and  gas properties of approximately $42,700, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions of $61,006 were oil and gas operations of approximately $59,500, with the balance from available cash on hand at the beginning of the period. The sources for the 2001 distributions of $295,018 were oil and gas operations of approximately $260,000, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2003 were $152,102 of which $139,101 was distributed to the limited partners and $13,001 to the general partners. The per unit distribution to limited partners during the same period was $25.67. Total distributions during the year ended December 31, 2002 were $61,006 of which $54,905 was distributed to the limited partners and $6,101 to the general partners. The per unit distribution to limited partners during the same period was $10.13. Total distributions during the year ended December 31, 2001 were $295,018 of which $265,516 was distributed to the limited partners and $29,502 to the general partners. The per unit distribution to limited partners during the same period was $49.01.

Cumulative cash distributions of $2,447,569 have been made to the general and limited partners as of December 31, 2003. As of December 31, 2003, $2,230,711 or $411.72 per limited partner unit has been distributed to the limited partners, representing a 82% return of capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $149,900 in 2003 compared to $59,500 in 2002 and approximately $260,000 in 2001.

Cash flows provided by investing activities were $42,700 in 2003. There were no investing activities for 2002 and 2001. The primary source of the 2003 cash flow from investing activities was the sale of three oil and gas properties.

Cash flows used in financing activities were approximately $151,800 in 2003 compared to $61,000 in 2002 and approximately $294,300 in 2001. The only 2003 use in financing activities was the distributions to partners.

As of December 31, 2003, the Partnership had approximately $84,200 in working capital. The Managing General Partner knows of no other commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Liquidity - Managing General Partner

As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit
Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

Recent Accounting Pronouncements

The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors' Report                                            22

Balance Sheets                                                          23

Statements of Operations                                                24

Statement of Changes in Partners' Equity                                26

Statements of Cash Flows                                                27

Notes to Financial Statements                                           29

                       INDEPENDENT AUDITORS' REPORT

The Partners
Southwest Royalties Institutional
 Income Fund XI-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-A, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Partnership changed its method of computing depletion in 2002. Also, as discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.







                                                  KPMG LLP



Midland, Texas
March 19, 2004, except as to Note 10, which is as of May 3, 2004

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2003 and 2002

                                   2003      2002
                                   ----      ----
Assets
------

Current assets:
 Cash and cash equivalents    $  62,160    21,429
  Receivable  from  Managing     22,272    43,838
General Partner
 Distribution receivables        -         5
    Okalahoma    withholding     8         -
prepayment
                                 --------  --------
                                 -----     -----
   Total current assets          84,440    65,272
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,042,50  2,029,76
                                 8         9
       Less      accumulated
depreciation,
         depletion       and     1,731,40  1,714,86
amortization                     5         2
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     311,103   314,907
properties
                                 --------  --------
                                 -----     -----
                              $  395,543   380,179
                                 ========  =======
Liabilities  and   Partners'
Equity
----------------------------
----

Current     liability      -  $  257       -
distribution payable
                                 --------  --------
                                 -----     -----

Asset retirement obligation      125,136   -
                                 --------  --------
                                 -----     -----

Partners' equity:
 General partners                (31,877)  (26,083)
 Limited partners                302,027   406,262
                                 --------  --------
                                 -----     -----
   Total partners' equity        270,150   380,179
                                 --------  --------
                                 -----     -----
                              $  395,543   380,179
                                 ========  ========









                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                     ----      ----      ----
Revenues
-------------
   Income   from  net  profits  $  155,937   124,788   175,898
interests
 Interest                          285       321       2,204
 Other income                      1,074     -         -
                                   --------  --------  --------
                                   --        --        --
                                   157,296   125,109   178,102
                                   --------  --------  --------
                                   --        --        --
Expenses
------------
 General and administrative        48,185    41,904    41,367
 Accretion of asset retirement     9,727     -         -
obligation
  Depreciation, depletion  and     27,000    26,700    68,000
amortization
                                   --------  --------  --------
                                   --        --        --
                                   84,912    68,604    109,367
                                   --------  --------  --------
                                   --        --        --
Net   income  from  continuing     72,384    56,505    68,735
operations

Results    from   discontinued
operations -
  sale of oil and gas lease  -     16,230    6,081     24,476
See Note 5
                                   --------  --------  --------
                                   --        --        --
Net  income  before cumulative
effects
 of accounting changes             88,614    62,586    93,211

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     (46,541)  -         -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         4,000     -
- See Note 4
                                   --------  --------  --------
                                   --        --        --
Net income                      $  42,073    66,586    93,211
                                   ======    ======    ======
                                                       (continu
                                                       ed)

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
         Years ended December 31, 2003, 2002 and 2001 (continued)

                                     2003      2002      2001
                                     ----      ----      ----
Net income allocated to:

 Managing General Partner       $  6,487     8,333     15,229
                                   ======    ======    ======
 General partner                $  720       926       1,692
                                   ======    ======    ======
 Limited partners               $  34,866    57,327    76,290
                                   ======    ======    ======
  Per limited partner unit
before discontinued
   operations and cumulative    $      11.5      8.89          10.16
effects                                2
  Discontinued operations per          2.64      .95           3.92
limited partner unit
  Cumulative effects per               (7.7     .74        -
limited partner unit                   3)
                                   --------  --------  --------
                                   --        --        --
  Per limited partner unit      $     6.43
                                             10.58     14.08
                                   ======    ======    ======
Pro   forma  amounts  assuming
changes are applied
  retroactively (See  Notes  3
and 4 for details):
  Net income before cumulative  $  -         53,209    108,524
effect
                                   ======    ======    ======
   Per  limited  partner  unit  $        -
(5,418.0 units)                              8.28      17.07
                                   ======    ======    ======



























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
                Years ended December 31, 2003, 2002, 2001

                            General   Limited
                            Partners  Partners   Total
                            --------  --------   -----
Balance at December 31,  $  (16,660)  593,066   576,406
2000

 Net income                 16,921    76,290    93,211

 Distributions              (29,502)  (265,516  (295,018
                                      )         )
                            --------  --------  --------
                            --        --        --
Balance at December 31,     (29,241)  403,840   374,599
2001

 Net income                 9,259     57,327    66,586

 Distributions              (6,101)   (54,905)  (61,006)
                            --------  --------  --------
                            --        --        --
Balance at December 31,     (26,083)  406,262   380,179
2002

 Net income                 7,207     34,866    42,073

 Distributions              (13,001)  (139,101  (152,102
                                      )         )
                            --------  --------  --------
                            --        --        --
Balance at December 31,  $  (31,877)  302,027   270,150
2003
                            ======    ======    ======


























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                     ----      ----      ----
Cash   flows  from   operating
activities:

   Cash   received  from   net  $  161,189   101,752   256,888
profits interests
 Cash paid to Managing General
Partner
   for administrative fees and
general
  and administrative overhead      (28,871)  (48,663)  (23,599)
 Discontinued operations           16,230    6,081     24,476
 Interest received                 285       321       2,204
 Miscellaneous income              1,074     -         -
                                   --------  --------  --------
                                   --        --        --
    Net   cash   provided   by     149,907   59,491    259,969
operating activities
                                   --------  --------  --------
                                   --        --        --
Cash   flows  from   investing
activities:
   Sale   of   oil   and   gas     42,672    -         -
properties
                                   --------  --------  --------
                                   --        --        --
Cash   flows  from   financing
activities:

 Distributions to partners         (151,848  (61,011)  (294,261
                                   )                   )
                                   --------  --------  --------
                                   --        --        --
Net  increase  (decrease)   in
cash and cash
 equivalents                       40,731    (1,520)   (34,292)

Beginning of period                21,429    22,949    57,241
                                   --------  --------  --------
                                   --        --        --
End of period                   $  62,160    21,429    22,949
                                   ======    ======    ======
                                                       (continu
                                                       ed)

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
         Years ended December 31, 2003, 2002 and 2001 (continued)

                                     2003      2002      2001
                                     ----      ----      ----
Reconciliation of  net  income
to net
  cash  provided by  operating
activities:

Net income                      $  42,073    66,586    93,211

Adjustments  to reconcile  net
income to
    net   cash   provided   by
operating
 activities:

 Accretion of asset retirement     9,727     -         -
obligation
  Depreciation, depletion  and     27,000    26,700    68,000
amortization
  Cumulative effect of  change     46,541    (4,000)   -
in accounting principle
    Decrease   (increase)   in     5,252     (23,036)  80,990
receivables
    Increase   (decrease)   in     19,314    (6,759)   17,768
payables
                                   --------  --------  --------
                                   --        --        --
Net cash provided by operating  $  149,907   59,491    259,969
activities
                                   ======    ======    ======
Noncash investing and
financing activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143               $  80,866    -         -
                                   ======    ======    ======
 Decrease in oil and gas
properties - SFAS No. 143
  sale of oil and gas           $  12,150    -         -
properties
                                   ======    ======    ======
 Increase in oil and gas
properties SFAS No. 143
  addition of oil and gas       $  152       -         -
properties
                                   ======    ======    ======

















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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units-of-revenue method for the year ended December 31, 2001, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As December 31, 2003, 2002 and 2001 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method, the Partnership recognizes sales revenue on all gas sold. As of December 31, 2003 and 2002 there were no significant amounts of imbalance in terms of units or value.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2003 and 2002 is $315,651 and $405,149 more, respectively, as that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2003, 2002 and 2001 there were 5,418 limited partner units outstanding held by 216, 220 and 220 partners.

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

     Recent Accounting Pronouncements
     The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No.
     142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 4)

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $125,136, and the decrease in the balance from January 1, 2003 is due the sale of oil and gas properties, which decreased the asset retirement obligation by $12,150, partially offset by accretion expense of $9,727 and an addition of one oil and gas property by $152. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $127,408, $118,031 and $109,344, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. The pro forma amounts for the years ended December 31, 2002 and 2001, which are presented below, reflect the effect of retroactive application of SFAS No. 143.

                                     2002      2001
                                     ----      ----
Pro   forma  amounts  assuming
change is applied
 retroactively:
  Net income before cumulative
effect
    for  change  in  depletion  $  53,209    84,524
method
                                   ======    ======
   Per  limited  partner  unit  $     8.28
(5,418.0 units)                              12.64
                                   ======    ======
 Net income                     $  57,209    84,524
                                   ======    ======
   Per  limited  partner  unit  $     9.02
(5,418.0 units)                              12.64
                                   ======    ======

4. Cumulative effect of change in accounting principle - change in depletion method
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $4,000 effective as of January 1, 2002. The Partnership's depletion for the years ended 2003 and
     2002 have been calculated using the units-of-production method and 2001 has not been restated. The pro forma amounts for 2001, which are presented below, reflect the effect of retroactive application of the units-of-production method. See Note 12 for the effects of the change in depletion method on the individual quarters of 2002.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method - continued

                                     2001

                                     ----
Pro   forma  amounts  assuming
change is applied
 retroactively:
 Net income                     $  117,211
                                   ======
   Per  limited  partner  unit  $    18.51
(5,418.0 units)
                                   ======

5.   Discontinued Operations - Sale of oil and gas leases
     During the year ended December 31, 2003, the Partnership sold its interest in certain oil and gas wells for $42,672 sales proceeds and retired $12,150 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                 2003      2002      2001
                                 -----     -----     -----
       Income from net         $16,230   6,081     24,476
       profit interests


6.   Liquidity - Managing General Partner
     As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

     Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

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

     As of December 31, 2003, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

8.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $48,700, $50,900 and $55,800 for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $36,000 during 2003, 2002 and 2001 as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $22,300 and $43,800 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2003 and 2002.

9.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 88% of the Partnership's total oil and gas production during 2003: Sid Richardson Energy Service Co. for 36%, Navajo Refining Company, Inc. for 22%, Duke Energy Field Services LP for 17% and ConocoPhillips Company for 13%. Four purchasers accounted for 86% of the Partnership's total oil and gas production during 2002:
     Sid  Richardson Energy Services for 38%, Navajo Refining Company,  Inc
     for 21%, Phillips 66 for 14% and Duke Energy Field Services LP for 13%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2001: Sid Richardson Energy Services for 44%, Navajo Refining Company, Inc. for 17%, and Duke Energy Field Services for 15%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

10.  Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

     On May 3, 2004, the Managing General Partner entered into a cash merger agreement to sell all of its stock to Clayton Williams Energy, Inc. The cash merger price is being negotiated, but is expected to be approximately $45 per share. The transaction, which is subject to approval by the Managing General Partner's shareholders, is expected to close no later than May 21, 2004.

11.  Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                 --        -

Total Proved -

January 1, 2001               64,000    962,000

  Revision  of estimates  in  (20,000)  (299,000
place                                   )
  Production from continuing  (6,000)   (70,000)
operations
       Production       from  (1,000)   (9,000)
discontinued operations
                              --------  --------
                              --        ---
December 31, 2001             37,000    584,000

  Revision  of estimates  in  29,000    2,000
place
  Production from continuing  (5,000)   (54,000)
operations
       Production       from  (1,000)   (7,000)
discontinued operations
                              --------  --------
                              --        ---
December 31, 2002             60,000    525,000

 Sales of reserves in place   (6,000)   (63,000)
  Revision  of estimates  in  10,000    (92,000)
place
  Production from continuing  (5,000)   (45,000)
operations
       Production       from  (1,000)   (4,000)
discontinued operations
                              --------  --------
                              --        ---
December 31, 2003             58,000    321,000
                              ======    ======
Proved developed reserves -

December 31, 2001             37,000    574,000
                              ======    ======
December 31, 2002             60,000    516,000
                              ======    ======
December 31, 2003             58,000    321,000
                              ======    ======

     All of the Partnership's reserves are located within the continental United States.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

11.  Estimated Oil and Gas Reserves (unaudited) - continued
     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $30.02, $28.56 and $16.90 per barrel, respectively.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $5.45, $4.34 and $2.12 per Mcf, respectively.

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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

11.  Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2003, 2002 and 2001 is presented below:

                                   2003      2002      2001
                                   ----      ----      ----
Future cash inflows           $  3,496,00  4,002,00  1,875,00
                                 0         0         0
Production, development and
 abandonment costs               1,979,00  1,892,00  1,119,00
                                 0         0         0
                                 --------  --------  --------
                                 ----      ----      ---
Future net cash flows            1,517,00  2,110,00  756,000
                                 0         0
10% annual discount for
 estimated timing of cash
 flows                           654,000   912,000   253,000
                                 --------  --------  --------
                                 ----      ----      ---
Standardized measure of
 discounted future net cash
 flows                        $  863,000   1,198,00  503,000
                                           0
                                 =======   =======   ======

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                   2003      2002      2001
                                   ----      ----      ----

Sales   of   oil   and   gas
produced,
 net of production costs      $  (175,000  (134,000  (208,000
                                 )         )         )
Changes   in   prices    and     (116,000  617,000   (3,832,0
production costs                 )                   00)
Changes of production rates
 (timing) and others             (33,000)  (76,000)  626,000
Revisions of previous
 quantities estimates            (39,000)  238,000   (261,000
                                                     )
Accretion of discount            120,000   50,000    380,000
Sales of minerals in place       (92,000)  -         -
Discounted future net
 cash flows -
Beginning of year                1,198,00  503,000   3,798,00
                                 0                   0
                                 --------  --------  --------
                                 ----      ----      ----
End of year                   $  863,000   1,198,00  503,000
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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

12.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                                   ------------------------------------
                                   ------------------------------------
                                                  -----
                                    First     Second   Third    Fourth
                                    ------   -------  -------   -------
                                               ----               --
2003:
 Total revenues                  $ 60,851    48,252   22,262    25,931
 Total expenses                    18,873    27,980   20,828    17,231
                                   --------  -------  --------  -------
                                   ----      -----    ----      -----
  Net  income  from  continuing    41,978    20,272   1,434     8,700
operations
   Results   from  discontinued    4,655     6,147    4,479     949
operations
 Cumulative effect of change in
accounting
  principle - SFAS No. 143         (46,541)  -        -         -
                                   --------  -------  --------  -------
                                   ----      -----    ----      -----
 Net income                      $ 92        26,419   5,913     9,649
                                   =======   =======  =======   =======
   Per   limited  partner  unit
amounts:
   Net  income from  continuing  $   6.87                  .12
operations                                   3.22               1.31
  Discontinued operations             .75                  .73
                                             1.00               .16
  Cumulative effects               (7.73)    -        -         -
                                   --------  -------  --------  -------
                                   ----      -----    ----      -----
 Net income                      $  (.11)                  .85
                                             4.22               1.47
                                   =======   =======  =======   =======

     Discontinued operations relating to disposed properties were reclassed out of revenues and expenses.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

12.  Selected Quarterly Financial Results - (unaudited) - continued
     As discussed in Note 4, in 2002 the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The 2002 quarterly financial results presented below reflect the change in depletion method effective as of January 1, 2002.
                                                 Quarter
                                   ------------------------------------
                                   ------------------------------------
                                                  -----
                                    First     Second   Third    Fourth
                                    ------   -------  -------   -------
                                               ----               --
2002:
 Total revenues                  $ 26,884    38,421   20,436    39,368
 Total expenses                    18,233    17,520   16,351    16,500
                                   --------  -------  --------  -------
                                   ----      -----    ----      -----
  Net  income  from  continuing    8,651     20,901   4,085     22,868
operations
   Results   from  discontinued    2,445     652      3,684     (700)
operations
  Cumulative  effect  on  prior
years (to
    December   31,   2001)   of
changing to a
  different depletion method       4,000     -        -         -
                                   --------  -------  --------  -------
                                   ----      -----    ----      -----
 Net income                      $ 15,096    21,553   7,769     22,168
                                   =======   =======  =======   =======
   Per   limited  partner  unit
amounts:
   Net  income from  continuing  $   1.29                  .58
operations                                   3.34               3.68
    Results  from  discontinued       .39                  .60
operations                                   .09                (.13)
  Cumulative effect                   .74         -        -         -
                                   --------  -------  --------  -------
                                   ----      -----    ----      -----
 Net income                      $   2.42
                                             3.43     1.18      3.55
                                   =======   =======  =======   =======

Discontinued operations relating to disposed properties were reclassed out of revenues and expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
As of the year ended December 31, 2003, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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

         Name               Age               Position
H. H. Wommack, III          48      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         41      Director
William P. Nicoletti(2)     58      Director
Joseph J. Radecki,  Jr.     45      Director
(2)
Richard D. Rinehart(1)      68      Director
John M. White(2)            48      Director
Herbert  C. Williamson,     55      Director
III(1)
Bill E. Coggin              49      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            45      Vice President, Marketing

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

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc., Coinmach Corporation, as well as a number of private companies.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm he founded in 1991. He was previously a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc. and Paine Webber, Incorporated. From March 1998 until June 1990 he was a managing director and co-head of Energy Investment Banking at McDonald Investments Inc. Mr. Nicoletti has been Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers since November
2001. He is a director of MarkWest Energy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets in 1998, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. beginning in 1990. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radecki currently serves as a Director of RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He previously served as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America
Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

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

John White has served as a director since April 19, 2002. Mr. White became an equity analyst for Harris Nesbitt Gerard following the acquisition by BMO Financial Group in 2003. He had joined BMO Nesbitt Burns in 1998, responsible for high yield research on oil, gas and energy companies.
Previously, Mr. White worked at John S. Herold, Inc., an independent oil and gas research and consulting firm, where he was responsible for fixed income research on the oil and gas industry. His prior experience also included four years managing a portfolio of oil and gas loans for The Bank of Nova Scotia. Before entering financial services, Mr. White was with BP, where he worked in exploration and production for seven years. At BP, his experience was primarily in the basins of the Mid-Continent and Rocky Mountain regions. Mr. White is a graduate of The University of Oklahoma.

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

Key Employees

Jon P. Tate, age 46, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 48, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Code of Ethics

Neither the Partnership nor the Managing General Partner has adopted a code of ethics for employees, or any principal executive officers, principal financial officers, principal accounting officers or the Board of Directors of the Managing General Partner. The Board of the Managing General Partner believes that the Partnership's existing internal control procedures and current business practices are adequate to promote ethical conduct and to deter wrongdoing on the part of these executives. The Managing General Partner of the Partnership intends to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Audit Committee

The current members of the Audit Committee of the Managing General Partner are William P. Nicoletti, John M. White and Joseph J. Radecki, Jr. The Board of Directors of the Managing General Partner has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an "audit committee financial expert" under Item 401(h)(2) of Regulation S-K and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti, meet the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $36,000 during 2003, 2002 and 2001 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through prior purchases, the Managing General Partner also owns 504.0 limited partner units, or 8.4% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 17.4%.

No officer or director of the Managing General Partner directly owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of December 31, 2003. A list of beneficial owners of limited partner units, known to the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly        8.4%
Interest               Inc.                      Owns
                       Managing      General     504.0
                       Partner                   Units
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly      8.4%
Interest                                         Owns
                       Chairman    of    the     504.0
                       Board,                    Units
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In   2003,   the   Managing  General  Partners  received  $36,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $48,700 for administrative overhead attributable to operating such properties during 2003.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG, LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December    2003
             31,                         2002

Audit Fees                     $9,089    $
                                         4,763
Audit Related Fees                  -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -

    TOTAL                      $9,089    $
                                         4,763

The Audit Committee of the Managing General Partner reviewed and approved, in advance, all audit and non-audit services provided by KPMG, LLP.

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

          (b)  Report on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended December 31, 2003.

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


                          Date:    May 12, 2004

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

Date:     May 12, 2004                       Date:     May 12, 2004


/s/ William P. Nicoletti                     /s/ James N. Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  James     N.    Chapman,
Director                                     Director

Date:     May 10, 2004                       Date:     May 12, 2004


/s/ Richard D. Rinehart                      /s/  Joseph J.  Radecki,
                                             Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     May 12, 2004                       Date:     May 12, 2004


/s/  Herbert C. Williamson,
III
---------------------------                  ------------------------
--------------------                         -----------------------
Herbert C. Williamson, III,                  John M. White, Director
Director

Date:     May 11, 2004                       Date:

                     SECTION 302 CERTIFICATION             Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Royalties Institutional Income Fund XI-A, L.P.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Designed  such internal control over financial reporting,  or  caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  May 12, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-A, L.P.

                     SECTION 302 CERTIFICATION             Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Royalties Institutional Income Fund XI-A, L.P.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Designed  such internal control over financial reporting,  or  caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  May 12, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-A, L.P.

              CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


       In connection with the Annual Report of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Annual Report of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 12, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-A, L.P.