Form 10-Q
period 2004-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-A LP
filed 2004-05-24
CIK 887424

1 of 7

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Yes X No ___

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2004      2003
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
------

Current assets:
 Cash and cash equivalents    $  36,000    62,160
  Receivable  from  Managing     30,601    22,272
General Partner
    Okalahoma    withholding     8         8
prepayment
                                 --------  --------
                                 -----     -----
   Total current assets          66,609    84,440
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,042,50  2,042,50
                                 8         8
       Less      accumulated
depreciation,
         depletion       and     1,738,40  1,731,40
amortization                     5         5
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     304,103   311,103
properties
                                 --------  --------
                                 -----     -----
                              $  370,712   395,543
                                 ========  ========
Liabilities  and   Partners'
Equity
----------------------------
----

Current     liability      -  $  340       257
distribution payable
                                 --------  --------
                                 -----     -----

Asset retirement obligation      127,636   125,136
                                 --------  --------
                                 -----     -----

Partners' equity:
 General partners                (33,918)  (31,877)
 Limited partners                276,654   302,027
                                 --------  --------
                                 -----     -----
   Total partners' equity        242,736   270,150
                                 --------  --------
                                 -----     -----
                              $  370,712   395,543
                                 ========  ========

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2004      2003
                                     -----     -----
Revenues
-------------
   Income   from  net   profits  $  44,673    60,803
interests
 Interest                           89        48
                                    --------  --------
                                    --        --
                                    44,762    60,851
                                    --------  --------
                                    --        --
Expenses
------------
 General and administrative         12,676    10,325
  Depreciation,  depletion  and     7,000     6,000
amortization
  Accretion of asset retirement     2,500     2,548
obligation
                                    --------  --------
                                    --        --
                                    22,176    18,873
                                    --------  --------
                                    --        --
Net   income   from   continued     22,586    41,978
operations

Results    from    discontinued
operations -
  sale of oil and gas leases  -     -         4,655
See Note 4
                                    --------  --------
                                    --        --
Net  income  before  cumulative
effect of
 accounting change                  22,586    46,633

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See     -         (46,541)
Note 3
                                    --------  --------
                                    --        --
Net income                       $  22,586    92
                                    ======    ======
Net income (loss) allocated to:

 Managing General Partner        $  2,663     548
                                    ======    ======
 General partner                 $  296       61
                                    ======    ======
 Limited partners                $  19,627    (517)
                                    ======    ======
    Per  limited  partner  unit
before discontinued
    operations  and  cumulative  $     3.62
effect                                        6.87
   Discontinued operations  per           -       .75
limited partner unit
  Cumulative effect per limited
partner unit                                  (7.73)
                                    --------  --------
                                    --        --
  Per limited partner unit       $     3.62
                                              (.11)
                                    ======    ======

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2004      2003
                                        ----      ----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  54,271    46,337
sales
 Cash paid to suppliers               (30,603)  (9,052)
 Discontinued operations              -         4,655
 Interest received                    89        48
                                      --------  --------
                                      --
   Net cash provided by operating     23,757    41,988
activities
                                      --------  --------
                                      --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (49,917)  (39,928)
                                      --------  --------
                                      --
Net  (decrease) increase in  cash     (26,160)  2,060
and cash equivalents

 Beginning of period                  62,160    21,429
                                      --------  --------
                                      --
 End of period                     $  36,000    23,489
                                      ======    =====

Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  22,586    92

Adjustments   to  reconcile   net
income to net cash
     provided     by    operating
activities:

   Depletion,  depreciation   and     7,000     6,000
amortization
  Accretion  of asset  retirement     2,500     2,548
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         46,541
     Decrease    (increase)    in     9,598     (14,466)
receivables
 (Decrease) increase in payables      (17,927)  1,273
                                      --------  --------
                                      --
Net  cash  provided by  operating  $  23,757    41,988
activities
                                      ======    =====
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  -         80,867
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

         Southwest Royalties Institutional Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $127,636, and the increase in the balance from January 1, 2004 is due to accretion expense of $2,500.

4.   Discontinued Operations - Sale of oil and gas leases
     During the year ended December 31, 2003, the Partnership sold its interest in certain oil and gas wells for $42,672 sales proceeds and retired $12,150 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations for the three months ended March 31, 2003:


                                 2003
                                 -----
       Income from net         $
       profit interests        4,655


5.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no workovers during 2004 to enhance production. The partnership will most likely continue to experience the historical production decline, which has approximated 11% per year. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended March 31, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   30.77              (5%)
barrel of oil                         32.28
Average  price per  mcf  $    6.12              (4%)
of gas                                6.40
Oil    production    in     1,140     1,190     (4%)
barrels
Gas production in mcf       9,760     10,320    (5%)
Income from net profits  $  44,673    60,803    (27%)
interests
Partnership              $  50,000    40,000    25%
distributions
Limited         partner  $  45,000    36,500    25%
distributions
Per  unit  distribution
to limited
 partners                $    8.31              25%
                                      6.64

Number    of    limited     5,418     5,418
partner units

Revenues

The Partnership's income from net profits interests decreased to $44,673 from $60,803 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by 5%, or $1.51 per barrel, resulting in a decrease of approximately $1,700 in income from net profits interests. Oil sales represented 37% of total oil and gas sales during the quarter ended March 31, 2004 and 37% during quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.28 per mcf, resulting in a decrease of approximately $2,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $4,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 50 barrels or 4% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in a decrease of approximately $1,600 in income from net profits interests.

    Gas production decreased approximately 560 mcf or 5% during the same period, resulting in a decrease of approximately $3,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $5,200.

3. Lease operating costs and production taxes were 15% higher, or approximately $6,700 more during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in lease operating costs is the result of drilling a new salt water disposal well.

Costs and Expenses

Total costs and expenses increased to $22,176 from $18,873 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 18%. The increase is a direct result of general and administrative expense and depletion expense, partially offset by a decrease of accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 23% or approximately $2,400 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

2. Depletion expense increased to $7,000 for the quarter ended March 31, 2004 from $6,000 for the same period in 2003. This represents an increase of 17%. The BOE depletion rate for the quarter ended March 31, 2004, was $2.53 applied to 2,767 BOE as compared to $2.06 applied to 2,910 BOE for the same period in 2003.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $80,867, a long term liability of approximately $127,408 and a loss of approximately $46,541 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $127,636, and the increase in the balance from January 1, 2004 is due to accretion expense of $2,500.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $23,800 in the quarter ended March 31, 2004 as compared to approximately $41,000 in the quarter ended March 31, 2003.

Cash flows used in financing activities were $49,900 in the quarter ended March 31, 2004 as compared to $39,900 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2004 was $8.31. Total distributions during the quarter ended March 31, 2003 were $40,000 of which $36,000 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $6.64.

The primary source for the 2004 distributions of $50,000 was oil and gas operations of approximately $23,800, with the balance from available cash on hand at the beginning of the period. The primary source for the 2003 distributions of $40,000 was oil and gas operations of approximately $42,000, resulting in excess cash for contingencies or subsequent distributions to partners.

Cumulative cash distributions of $2,497,569 have been made to the general and limited partners. As of March 31, 2004, $2,275,711 or $420.03 per limited partner unit has been distributed to the limited partners, representing a 84% return of the capital contributed.

As of March 31, 2004, the Partnership had approximately $66,300 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND XI-A, L.P.
                              a Delaware limited partnership

                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ---------------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 14, 2004

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


Date:  May 14, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-A, L.P.

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


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-A, L.P.

              CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-A, L.P.